Form 10-Q
period 2008-06-30
Ruby Growth CORP
filed 2008-08-19
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52135

Ruby Growth Corporation

(Exact name of Registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

c/o Nautilus Global Partners

700 Gemini, Suite 100, Houston, TX       77056

 (Address of principal executive offices)    (Zip Code)

(281) 488-3883

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES     X     NO ____

At August 18, 2008, there were 1,281,500 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Ruby Growth Corporation (A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$22,447	$23,449

Total assets	$22,447	$23,449

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payable to Affiliate	$9,866	$6,497
Accounts payable	5,633	4,447

Total current liabilities	15,499	10,944

Commitments and Contingencies (Note 7)	--	--

SHAREHOLDERS’ EQUITY

Preference shares, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.0001 par value; 50,000,000 shares authorized;
1,281,500 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively	1,282	1,282
Additional paid in capital	46,068	46,068
Deficit accumulated during development stage	(40,402)	(34,845)
Total shareholders’ equity	6,948	12,505
Total liabilities and shareholders’ equity	$22,447	$23,449

.

See accompanying notes to condensed financial statements.

Ruby Growth Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative During Development Stage (March 10, 2006 to June 30, 2008)

Revenues	$--	$--	$--

Expenses
Formation, General and Administrative Expenses	5,565	4,232	41,044
Total operating expenses	5,565	4,232	41,044

Operating loss	(5,565)	(4,232)	(41,044)

Other Income
Interest Income	8	90	642
Total Other Income	8	90	642

Net loss	$(5,557)	$(4,142)	$(40,402)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Ruby Growth Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Revenues	$--	$--

Expenses
General and Administrative Expenses	5,545	1,182
Total operating expenses	5,545	1,182

Operating loss	(5,545)	(1,182)

Other Income
Interest Income	--	90
Total Other Income	--	90

Net loss	$(5,545)	$(1,092)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Ruby Growth Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative During Development Stage (March 10, 2006 to June 30, 2008)
Cash flows from operating activities
Net loss	$(5,557)	$(4,142)	$(40,402)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Payable to Affiliate	3,369	354	9,866
Accounts Payable	1,186	(3,740)	5,633
Net cash used in operating activities	(1,002)	(7,528)	(23,853)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	46,300
Net cash provided by financing activities	--	--	46,300

Net increase (decrease) in cash	(1,002)	(7,528)	22,447

Cash at beginning of the period	23,449	35,972	--
Cash at end of the period	$22,447	$28,444	$22,447

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

.

See accompanying notes to condensed financial statements.

Ruby Growth Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Ruby Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At June 30, 2008, the Company had not yet commenced operations. Expenses incurred from inception through June 30, 2008 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as “a development stage company” as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises” in preparing its financial statements.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

At June 30, 2008, there were no potentially dilutive ordinary shares outstanding.

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

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and payables to an affiliate. We believe the fair value of our payable reflects its carrying amount.

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At June 30, 2008 all financial assets consisted of cash and cash equivalents.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007” (SFAS 141). SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through June 30, 2008, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $9,866 to a Founder of the Company as of June 30, 2008.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to and general and administrative expenses for $5,633 as of June 30, 2008.

NOTE 5 - Ordinary Shares

On April 10, 2006, the Company was capitalized with 1,050,000 shares of its restricted ordinary shares issued at par value of $0.001 per share, for consideration of $1,050 to its founding shareholders.  These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company’s $6,598 in formation costs.  On May 31, 2006, the Company sold 177,500 shares of its restricted ordinary shares for $35,500. The restricted ordinary shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 500 shares each at $0.20 per share.  On July 18, 2006, the Company sold an additional 54,000 shares of its restricted ordinary shares for $10,800. The restricted ordinary shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 500 shares each at $0.20 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 6 - Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2008, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Ruby Growth Corporation (“we”, “us” or the “Company”) is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market, that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

Comparison of the six months ending June 30, 2008 and 2007

Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2008 or June 30, 2007. Total expenses for the six months ended June 30, 2008 were $5,565, compared with $4,232 for the six months ended June 30, 2007.  The increase is primarily related to an increase in audit and legal costs for the second quarter of 2008.

Comparison of the three months ending June 30, 2008 and 2007

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2008 or June 30, 2007. Total expenses for the three months ended June 30, 2008 were $5,545, compared with $1,182 for the three months ended June 30, 2007.  The increase is primarily related to the timing of audit work that was performed in the second quarter of 2008 instead of in the first quarter as it was in 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had current liabilities of $9,866 to a related party and $5,633 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A

RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2007.

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
JOSEPH R. ROZELLE
Chief Executive Officer

Date:

August 19, 2008