Form 10-Q
period 2008-09-30
Ruby Growth CORP
filed 2008-11-19
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52135

Ruby Growth Corporation

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 18, 2008, there were 1,281,500 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Ruby Growth Corporation (A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$22,421	$23,449

Total assets	$22,421	$23,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payable to Affiliate	$15,265	$6,497
Accounts payable	1,594	4,447

Total current liabilities	16,859	10,944

Commitments and Contingencies (Note 7)	--	--

SHAREHOLDERS’ EQUITY
Preference shares, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	$--	$--
Ordinary shares, $.0001 par value; 50,000,000 shares authorized;
1,281,500 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	1,282	1,282
Additional paid in capital	46,068	46,068
Deficit accumulated during development stage	(41,788)	(34,845)
Total shareholders’ equity	5,562	12,505
Total liabilities and shareholders’ equity	$22,421	$23,449

See accompanying notes to condensed financial statements.

Ruby Growth Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative During Development Stage (March 10, 2006 to September 30, 2008)

Revenues	$--	$--	$--

Expenses
Formation, General and Administrative Expenses	6,951	5,521	42,430
Total operating expenses	6,951	5,521	42,430

Operating loss	(6,951)	(5,521)	(42,430)

Other Income
Interest Income	8	106	642
Total Other Income	8	106	642

Net loss	$(6,943)	$(5,415)	$(41,788)

Basic and diluted loss per share	$(0.01)	(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Ruby Growth Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenues	$--	$--

Expenses
Formation, General and Administrative Expenses	1,386	1,289
Total operating expenses	1,386	1,289

Operating loss	(1,386)	(1,289)

Other Income
Interest Income	--	16
Total Other Income	--	16

Net loss	(1,386)	(1,273)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Ruby Growth Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative During Development Stage (March 10, 2006 to September 30, 2008)
Cash flows from operating activities
Net loss	$(6,943)	$(5,415)	$(41,788)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Payable to Affiliate	8,768	(1,526)	15,265
Accounts Payable	(2,853)	(5,591)	1,594
Net cash used in operating activities	(1,028)	(12,532)	(23,853)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	46,300
Net cash provided by financing activities	--	--	46,300

Net increase (decrease) in cash	(1,028)	(12,532)	22,421

Cash at beginning of the period	23,449	35,972	--
Cash at end of the period	$22,421	$23,440	$22,421

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Ruby Growth Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Ruby Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At September 30, 2008, the Company had not yet commenced operations. Expenses incurred from inception through September 30, 2008 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

At September 30, 2008, there were no potentially dilutive ordinary shares outstanding.

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At September 30, 2008 all financial assets consisted of cash and cash equivalents.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through September 30, 2008, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $15,265 to a Founder of the Company as of September 30, 2008.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to and general and administrative expenses for $1,594 as of September 30, 2008.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2008, there were no preference shares issued or outstanding.

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

Comparison of the three months ending September 30, 2008 and 2007

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2008 or September 30, 2007. Total expenses for the three months ended September 30, 2008 were $1,386, compared with $1,289 for the three months ended September 30, 2007.

Comparison of the nine months ending September 30, 2008 and 2007

Because we currently do not have any business operations, we have not had any revenues during the nine months ended September 30, 2008 or September 30, 2007. Total expenses for the nine months ended September 30, 2008 were $6,951, compared with $5,521 for the nine months ended September 30, 2007.  The increase is primarily related to small increases in audit and filing fees.

Liquidity and Capital Resources

As of September 30, 2008, we had current liabilities of $15,265 to a related party and $1,594 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

 ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

 ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit
Number

Description

3.1

Amended Memorandum and Articles of Association

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

Date: November 18, 2008	Ruby Growth Corporation

By: /s/ Joseph Rozelle
Joseph Rozelle
Chief Executive Officer