Form 10-K/A
period 2007-12-31
Ruby Growth CORP
filed 2009-01-28
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2 )

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES [X]     NO [ ]

As of June 29, 2007, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 18, 2008, there were 1,281,500 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference:  None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Form 10-K/A Amendment No. 2 ”) is being filed to further amend the disclosure under Item 9A(T) Controls and Procedures of Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2007 filed on April 21, 2008 as amended by Amendment No. 1 to our Form 10-K filed on Form 10-K/A on January 9, 2009 (together the “Form 10-K”) ..  Our Form 10-K included a report of our management’s assessment of internal control over financial reporting and its conclusion that our internal control over financial reporting was effective as of December 31, 2007.  However, management’s report failed to include a statement of the framework used by management to conduct its assessment.  We received comment letter s from the SEC Staff alerting us to this error and we are filing this Form 10-K/A Amendment No. 2 to revise and restate management’s report on internal control over financial reporting to include a statement of the framework used by management to conduct its assessment.   As a result of our failure to include a statement of the framework used to conduct the assessment of our internal control over financial reporting in our Form 10-K, we have concluded that our disclosure controls and procedures were ineffective as of December 31, 2007.  We have improved our disclosure controls and procedures to ensure that our periodic and current reports comply with the requirements of the then applicable Form and rules and regulations under the Securities Exchange Act of 1934, as amended.

Except as set forth above, this Form 10-K/A Amendment No. 2 does not modify, amend or update in any way any other items or disclosure in the Form 10-K.  This Form 10-K/A Amendment No. 2 continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K.

GENERAL INDEX

Page Number

PART II

Item 9A(T) Controls and Procedures	1

PART IV

Item 15 Exhibits and Financial Statement Schedules	2

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of our failure to include in Item 9A(T) of our original Form 10-K filed on April 21, 2008 , as amended by Amendment No. 1 to our Form 10-K (together the “Form 10-K”) , a statement of the framework used by management to conduct its assessment of our internal control over financial reporting.  In addition to filing this Amendment No. 2 on Form 10-K/A to our original Form 10-K to remedy this omission, management has taken steps to improve our disclosure controls and procedures to ensure that our reports filed pursuant to the Exchange Act contain the required disclosures specified in the SEC’s rules and regulations and the applicable forms then in effect.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2007, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ..  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2007.

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

1

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

Date: January 28, 2009	RUBY GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 28, 2009	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 28, 2009	By: /s/ David Richardson
Name: David Richardson
Title: Director

3