Form 10-K
period 2008-12-31
IPKV Holdings, Inc.
filed 2009-04-16
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52135

IPKV Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Nautilus Global Partners

700 Gemini, Suite 100, Houston, TX 77056

(Address of principal executive offices) (Zip Code)

(281) 488-3883

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes |_|      No |X|

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes |_|      No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     [X]      NO [ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

As of December 31, 2008, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 15, 2009, there were 750,174 shares of Registrant’s common shares outstanding.

GENERAL INDEX

ITEM 1.

BUSINESS

General

IPKV Holdings, Inc. (“we”, “us”, “our”, or the “Company”), formerly known as Ruby Growth Corporation, was organized under the laws of the Cayman Islands on March 10, 2006 and reorganized as a Delaware Corporation in January 2008. Since inception, we have been engaged in organizational efforts.  We are a blank check development stage company formed for the purpose of acquiring, through a stock exchange, asset acquisition or similar business combination an operating business.  We have agreed to terms with a potential acquisition and are currently in the process of evaluating the feasibility of this acquisition.  No assurances can be given, however, that this potential acquisition, or any acquisition, will take place.

Plan of Operation

We do not currently engage in any business activities that generate revenue and do not expect to generate revenue until such time as we have successfully completed a business combination.  Our operations will consist entirely of identifying, investigating and conducting due diligence on potential businesses for acquisition, none of which will generate revenues until an acquisition does take place.  In addition to the costs that we have incurred in connection with our formation and the filing of our registration statement and periodic and current reports, including legal, accounting and auditing fees, we expect to incur costs associated with identifying acquisition targets and completing necessary due diligence.

We believe we will be able to meet the costs of these activities through use of funds that we have raised in private sales of our common shares. If we require additional funds, we will seek additional investments from our shareholders, management or other investors.

Narrative Description of Business

The analysis of business opportunities will be undertaken by or under the supervision of our officer and directors who will have a large amount of flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

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

Forms of Acquisition

The structure of a potential business combination, either through an acquisition or a merger, will depend upon a number of factors, including, the nature of the target entity’s ownership structure, its business structure and the relative negotiating strengths of the parties to the transaction.  It is our intention to structure a business combination so that the consideration we offer the owners of the target company consists primarily of common shares.  Such a structure provides the benefit of conserving our capital, but has the potential drawback of resulting in our current shareholders no longer having control of a majority of our voting common shares following such a transaction.

If a business combination is structured as an acquisition, we may be able to structure the transaction so that the vote or approval by our shareholders is not required.  If a business combination is structured as merger, then we may be required to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding common shares.  The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting shareholders.  Accordingly, we will seek to structure any such transaction so as not to require shareholder approval.

We currently anticipate that we will be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective shareholders, which is likely to occur if we offer our common shares to obtain a target business.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

ITEM 1A.

RISK FACTORS

This Annual Report on Form 10-K contains  "forward-looking  statements" within the meaning of Section 21E of the  Securities  Exchange  Act of 1934,  as amended.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes,"  "expects,"  "intends," "plans," "anticipates,"   "likely,"   "will"  and   similar   expressions   to  identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations,  involve risks,  uncertainties  and other factors, some of which are  beyond  our  control,  which may  cause our  actual  results, performance or achievements,  or industry  results,  to be materially  different from any future  results,  performance or  achievements  expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include,  but are not limited to, those  factors set forth below:

•

changes in laws or regulations affecting our operations;

•

changes in our business tactics or strategies;

•

acquisitions of new operations;

•

changing market forces or contingencies that necessitate, in  our judgment, changes in our plans, strategy or tactics; and

•

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

Because we are a recently formed development stage company with no operations and/or functions to date, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.  We have identified a potential acquisition and are currently in the process of analyzing the feasibility of this acquisition, however no assurances can be given that this acquisition, or any other, will ever take place.

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

There is no public market for our common shares.

There is no public trading market for our common shares and none is expected to develop unless and until, among other things, we complete an acquisition, file a selling shareholder registration statement under the Securities Act, and such common shares are accepted for trading on a trading medium in the United States, the occurrence of any of which no assurances can be given when, if, or ever.

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

We have no definitive agreements for a business combination or other transaction.

We have identified a potential acquisition, and are currently in the process of determining the feasibility of this acquisition.  No assurances can be given that this identified acquisition will ever take place.  If that acquisition cannot be consumated, no assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. With the exception of the proposed acquisition, Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

We expect to issue additional common shares in a merger or acquisition, which will result in substantial dilution.

Our Memorandum of Association authorizes the issuance of a maximum of 100,000,000 common shares. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our common shares held by our then existing shareholders.

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

We cannot assure you that following a business combination with an operating business, our common shares will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common shares on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common shares on either of those or any other stock exchange. After completing a business combination, until our common shares are listed on the NASDAQ or another stock exchange, we expect that our common shares would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common shares. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-

dealers from recommending or selling our common shares, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of Preferred Shares.

Our Certificate of Incorporation authorizes the issuance of up to 25,000,000 preferred shares with designations, rights and preferences determined from time to time by our Board of Directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our common shares. In the event of issuance, the preferred shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any preferred shares, we cannot assure you that we will not do so in the future.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We do not own or rent any property.  We utilize the office space and equipment of our officer and directors at no cost.

ITEM 3.

 LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information

Our common shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

(b)

Holders

As of December 31, 2008, there were 465 record holders of 750,174 Common shares.

(c)

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d)

Securities authorized for issuance under equity compensation plans

As of December 31, 2008, we had no employees under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenues	$-	$-
Expenses	8,795	9,105
Net Loss	(8,787)	(8,983)
Basic and diluted loss per share	$(0.01)	$(0.01)

Total Assets	$273,851	$23,449

ITEM 7

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

General

We are a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.

Plan of Operation

As of December 31, 2008 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

We believe we will be able to meet these costs for at least the next 12 months using the funds that we have raised through our private offerings.  If necessary, we believe that we will be able to raise additional funds through additional private sales of common shares, or by obtaining loans from our shareholders, management or other investors.

We have agreed to terms with a potential acquisition and are currently in the process of evaluating the feasibility of this acquisition.  No assurances can be given, however, that this potential acquisition, or any acquisition, will take place.  If that acquisition does not occur, we may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Results of Operations

Year ended December 31, 2008 compared to December 31, 2007

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues since inception. Total operating expenses for the year ended December 31, 2008 decreased to $8,795 from $9,105 for the year ended December 31, 2007.  This decrease is primarily related to slightly lower accounting and filing costs.

Liquidity and Capital Resources

As of December 31, 2008, we had $22,413 in cash available and had current trade liabilities of $17,410 to a related party and $1,285 to unrelated parties.  The Company also had a $250,000 note receivable and a $250,000 note payable to a major shareholder each due within the next twelve months as of December 31, 2008.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

ITEM 7A.

QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.

FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Financial Statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	51	Director

Joseph Rozelle	35	President, Chief Financial Officer, Director

David Richardson. David Richardson has been one of our directors since April 2006.  Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis’ insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies.  From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited’s Insurance Specialty Unit.  Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands.  Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company.  David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada’s preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada).  In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank’s top tier clientele. From there he moved to the Bank of Bermuda’s wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas’ marketing activities.  Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

Joseph Rozelle.   Joseph Rozelle has been one of our directors since April 2006.  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University.

Each of our directors is elected by holders of a majority of the common shares to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of shareholders. Officers serve at the will of the board, subject to possible future employment agreements which would establish term, salary, benefits and other conditions of employment. No employment agreements are currently contemplated.

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

Mr. Rozelle is an officer and both Mr. Richardson and Mr. Rozelle are currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

•

Global Growth Corporation

•

Emerald Acquisition Corporation;

•

Dragon Acquisition Corporation

•

China Growth Corporation

•

Lunar Growth Corporation

•

Action Acquisition Corporation

•

Pan Asian Corporation

•

Juniper Growth Corporation

•

Seven Seas Acquisition Corporation

•

Summit Growth Corporation

•

Bering Growth Corporation

•

Compass Acquisition Corporation

Mr. Rozelle was an officer and both Mr. Richardson and Mr. Rozelle served on the boards of directors for the following entities that were formerly blank check companies, both of which are incorporated under the laws of the Cayman Islands:

•

Six Diamond Resorts International

•

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are currently compliant.

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

The following table sets forth, as of April 15, 2009 the number of Common shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Common shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
David Richardson*	29,849 (1)	4.0%

Joseph Rozelle*	0 (2)	0.0%

Access America Fund, LP 11200 Westheimer, Suite 508 Houston, TX 77042	585,252	78.2%

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	29,263	3.9%

All Officers and Directors as a group (2 individuals)	29,849	4.0%

*

The address of Messrs. Richardson and Rozelle is c/o Nautilus Global Business Partners, 700 Gemini, Suite 100, Houston, Texas 77058.

(1)

Includes 29,263 shares held by Mid-Ocean Consulting Limited.  Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares.  Also includes, 586 shares held by Mr. Richardson’s wife.

(2)

Does not include 585,252 shares held by Access America Fund, LP.  Mr. Rozelle is the Chief Financial Officer of Access America Investments, LLC, the managing partner of Access America Fund LP, but does not have voting or investment control over such shares.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 10, 2006, we issued an aggregate of 614,515 of our common shares to the individuals and entities set forth below for $1,050 in cash, at a purchase price of $0.0017 per share, as follows:

Name	Number of Shares	Relationship to Us

Nautilus Global Partners, LLC 700 Gemini, Suite 100 Houston, TX 77058	585,252	Joseph Rozelle, our President and Chief Financial Officer is the President of Nautilus Global Partners, LLC.

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	29,263	David Richardson, one of our directors is the owner, president and CEO of Mid-Ocean Consulting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company’s financial statements and the auditor’s review of the Company’s interim financial statements.  The aggregate fees billed to the Company by PMB Helin Donovan LLP for audit services for the fiscal years ended December 31, 2008 and 2007 were $5,910 and $4,240, respectively.

Audit Related Fees

Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review.  There were no audit-related fees paid by the Company for either of the fiscal years ended December 31, 2008 or 2007.

Tax Fees

Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services.  There were no tax-related fees billed to the Company for either of the fiscal years ended December 31, 2008 or 2007.

All Other Fees

All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company.  There were no Fees for other services paid by the Company for years ended December 31, 2008 or 2007.

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

a)(1)

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

Date: April 15, 2009	IPKV HOLDINGS, INC.

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2009	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2009	By: /s/ David Richardson
Name: David Richardson
Title: Director

IPKV Holdings, Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of IPKV Holdings, Inc. (the Company) (a development stage company), formerly known as Ruby Growth Corporation,  as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended and the cumulative period from inception (March 10, 2006) through December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPKV Holdings, Inc.  as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the cumulative period from inception (March 10, 2006) through December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December 31, 2008 is $43,632.

In November, 2008, the Company agreed to acquire IP Knowledge Ventures, Inc. subject to a number of closing conditions, for approximately 5.1 million shares of the Company’s stock.  As of our opinion date, the transaction has not yet closed.

PMB Helin Donovan, LLP

April 15, 2009

Houston, Texas

IPKV Holdings, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$22,413	$23,449
Note receivable (Note 4)	250,000	--
Interest receivable	1,438	--

Total current assets and total assets	$273,851	$23,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payable to affiliate	$17,410	$6,497
Accounts payable	1,285	4,447
Note payable – affiliate (Note 5)	250,000	--
Interest payable	1,438	--

Total current liabilities	270,133	10,944

Commitments and Contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 750,174 issued and outstanding as of December 31, 2008 and 2007	750	750
Additional paid in capital	46,600	46,600
Deficit accumulated during development stage	(43,632)	(34,845)
Total shareholders’ equity	3,718	12,505
Total liabilities and shareholders’ equity	$273,851	$23,449

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative During Development Stage (March 10, 2006 to December 31, 2008)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	8,795	9,105	44,274
Total operating expenses	8,795	9,105	44,274

Operating loss	(8,795)	(9,105)	(44,274)

Other income, net
Interest income net of interest expense	8	122	642
Total other income	8	122	642

Net loss	$(8,787)	$(8,983)	$(43,632)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	750,174	750,174

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception (March 10, 2006) through December 31, 2008

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals

Founder shares issued on April 10, 2006	-	$-	614,515	$614	$436	$-	$1,050

Shares issued during 2006 at $0.3413 per share			135,659	136	46,164	-	46,300

Net Loss	-	-	-	-	-	(25,862)	(25,862)

Balance as of December 31, 2006	-	$-	750,174	$750	$46,600	$(25,862)	$21,488

Net Loss	-	-	-	-	-	(8,983)	(8,983)

Balance as of December 31, 2007	-	-	750,174	750	46,600	(34,845)	12,505

Net Loss	-	-	-	-	-	(8,787)	(8,787)

Balance as of December 31, 2008	-	$-	750,174	$750	$46,600	$(43,632)	$3,718

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative During Development Stage (March 10, 2006 to December 31, 2008)
Cash flows from operating activities
Net loss	$(8,787)	$(8,983)	$(43,632)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Payable to affiliate	10,913	(257)	17,410
Accounts payable	(3,162)	(3,283)	1,285
Net cash used in operating activities	(1,036)	(12,523)	(23,887)

Cash flows from investing activities
Investment in note receivable	(250,000)	--	(250,000)
Net cash provided by investing activities	(250,000)		(250,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	250,000	--	250,000
Net cash provided by financing activities	--	--	296,300

Net increase (decrease) in cash	(1,036)	(12,523)	22,413

Cash at beginning of the period	23,449	35,972	--
Cash at end of the period	$22,413	$23,449	$22,413

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc., formerly Ruby Growth Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At December 31, 2008, the Company had not yet commenced operations. Expenses incurred from inception through December 31, 2008 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

During 2008, the Company agreed to acquire IP Knowledge Ventures, Inc., subject to a number of conditions, including the successful raising of $2 million in equity capital.  If consummated under the current deal terms, the Company would acquire IP Knowledge Ventures, Inc. for approximately 5.1 million shares of the Company’s common stock.  No assurances can be given that this proposed transaction will ever take place.

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

Loss Per Common share

Basic loss per common share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At December 31, 2008, there were no potentially dilutive common shares outstanding.  On January 28, 2009, the Company, in connection to its conversion to a Delaware Corporation, performed a 1.709 share to 1 reverse stock split.  The Company also increased its authorized common and preferred shares to 100,000,000 and 25,000,000 respectively.  All share and per share data is presented as if the reverse stock split took place on March 10, 2006, the date of inception of the Company.

Income Taxes

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At December 31, 2008 all financial assets consisted of cash and cash equivalents, notes receivable, and notes payable to an affiliate.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007” (SFAS 141(R)). SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 (R) applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through December 31, 2008, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell common shares.  To date, the Company has funded its formation activities primarily through issuances of its common shares and a payable to affiliate.

NOTE 4 – Note Receivable

In December 2008, the Company received a $250,000 note from IP Knowledge Ventures, Inc..  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of IP Knowledge Ventures, Inc., or c) a qualified equity offering of no less than $5,000,000 by IP Knowledge Ventures, Inc.

NOTE 5 – Note Payable - Affiliate

In December 2008, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The note will automatically convert into 384,616 shares of common stock upon the completion of a proposed acquisition with IP Knowledge Ventures, Inc. (as described in Note 1), if this acquisition were to occur.

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $17,410 and $6,497 to a Founder of the Company as of December 31, 2008 and 2007, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $1,285 and $4,447 as of December 31, 2008 and 2007, respectively.

NOTE 7 - Common shares

On April 10, 2006, the Company was capitalized with 614,515 shares of its restricted common shares issued for consideration of $1,050 to its founding shareholders.  These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company’s $6,598 in formation costs.  On May 31, 2006, the Company sold approximately 104,000 shares of its restricted common shares for $35,500. The restricted common shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 293 shares each at approximately $0.34 per share.  On July 18, 2006, the Company sold approximately 31,604 shares of its restricted common shares for $10,800. The restricted common shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 293 shares each at approximately $0.34 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2008, there were no preferred shares issued or outstanding.

NOTE 9 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 10 – Subsequent events

In January 2009, the Company received a $150,000 note from IP Knowledge Ventures, Inc.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of IP Knowledge Ventures, Inc., or c) a qualified equity offering of no less than $5,000,000 by IP Knowledge Ventures, Inc.

In January 2009, the Company issued a $150,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The note will automatically convert into 230,770 shares of common stock upon the completion of a proposed acquisition with IP Knowledge Ventures, Inc. (as described in Note 1), if this acquisition were to occur.

On January 28, 2009, the Company held a meeting of its holders of its ordinary shares as of December 23, 2008 (the “Meeting”).  At the Meeting, the holder of approximately 78% of the ordinary shares of the Company approved:  (1) a proposal that the Company de-register as a Cayman Islands company and transfer by way of continuation to Delaware, (2) a proposal that the Company change its name to IPKV Holdings, Inc., and (3) a proposal that the Company increase its authorized capital stock from 50,000,000 ordinary shares, par value $0.001 per share and 1,000,000 preference shares, par value $0.001 per share to 100,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Following the approval of a majority of its shareholders, the Company consummated the conversion to a Delaware corporation on January 28, 2009 through (i) the de-registration of the Company under Cayman Islands law, (ii) the execution and filing of a certificate of conversion with the Secretary of State of the State of Delaware and (iii) the execution and filing of a certificate of incorporation with the Secretary of State of the State of Delaware.  In connection with the conversion, each issued and outstanding ordinary share of the Company, as it existed under Cayman Islands law, was converted into one issued and outstanding share of common stock of the Company as it now exists under Delaware law.  In addition, the Company adopted new bylaws in connection with its conversion to a Delaware corporation.

In February 2009, the Company received a $100,000 note from IP Knowledge Ventures, Inc.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of IP Knowledge Ventures, Inc., or c) a qualified equity offering of no less than $5,000,000 by IP Knowledge Ventures, Inc.

In February 2009, the Company issued a $100,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The note will automatically convert into 153,847 shares of common stock upon the completion of a proposed acquisition with IP Knowledge Ventures, Inc. (as described in Note 1), if this acquisition were to occur.

In March 2009, the Company received an additional $100,000 note from IP Knowledge Ventures, Inc.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of IP Knowledge Ventures, Inc., or c) a qualified equity offering of no less than $5,000,000 by IP Knowledge Ventures, Inc.

In March 2009, the Company issued an additional $100,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The note will automatically convert into 153,847 shares of common stock upon the completion of a proposed acquisition with IP Knowledge Ventures, Inc. (as described in Note 1), if this acquisition were to occur.