Form 10-Q
period 2009-06-30
IPKV Holdings, Inc.
filed 2009-08-18
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).      Yes |_|      No |X

At August 14, 2009, there were 750,174 shares of Registrant’s ordinary shares outstanding..

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$--	$22,413
Notes receivable (Note 4)	--	250,000
Due from affiliate	2,429	--
Interest receivable	--	1,438

Total current assets and total assets	$2,429	$273,851

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Payable to affiliate	$--	$17,410
Accounts payable	9,543	1,285
Notes payable – affiliate (Note 5)	600,000	250,000
Interest payable	27,137	1,438

Total current liabilities	636,680	270,133

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 750,174 issued and outstanding as of June 30, 2009 and December 31, 2008	750	750
Additional paid in capital	46,600	46,600
Deficit accumulated during development stage	(681,601)	(43,632)
Total shareholders’ equity (deficit)	(634,251)	3,718
Total liabilities and shareholders’ equity (deficit)	$2,429	$273,851

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative During Development Stage (March 10, 2006 to June 30, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	10,832	5,565	55,106
Total operating expenses	10,832	5,565	55,106

Operating loss	(10,832)	(5,565)	(55,106)

Other income, net
Bad debt expense	(627,137)	--	(627,137)
Interest income, net of interest expense of $25,699	--	8	642
Total other income (expense)	(627,137)	8	(626,495)

Net loss	$(637,969)	$(5,557)	$(681,601)

Basic and diluted loss per share	$(0.85)	$(0.01)
Weighted average common shares outstanding – basic and diluted	750,174	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	5,803	5,545
Total operating expenses	5,803	5,545

Operating loss	(5,803)	(5,545)

Other income, net
Bad debt expense	(627,137)	--
Interest income, net of interest expense of $12,850	--	--
Total other income (expense)	(627,137)	--

Net loss	$(632,940)	$(5,545)

Basic and diluted loss per share	$(0.84)	$(0.01)
Weighted average common shares outstanding – basic and diluted	750,174	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative During Development Stage (March 10, 2006 to June 30, 2009)
Cash flows from operating activities
Net loss	$(637,969)	$(5,557)	$(681,601)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Bad debt expense	627,137		627,137
Changes in operating assets and liabilities
Due to/from affiliate	(19,839)	3,369	(2,429)
Interest receivable	(25,699)	--	(27,137)
Interest payable	25,699	--	27,137
Accounts payable	8,258	1,186	9,543
Net cash used in operating activities	(22,413)	(1,002)	(46,300)

Cash flows from investing activities
Investment in note receivable	(350,000)	--	(600,000)
Net cash provided by investing activities	(350,000)		(600,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	350,000	--	600,000
Net cash provided by financing activities	350,000	--	646,300

Net increase (decrease) in cash	(22,413)	(1,002)	--

Cash at beginning of the period	22,413	23,449	--
Cash at end of the period	$--	$22,447	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At June 30, 2009, the Company had not yet commenced operations. Expenses incurred from inception through June 30, 2009 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

During 2008, the Company agreed to acquire IP Knowledge Ventures, Inc., subject to a number of conditions, including the successful raising of $2 million in equity capital.  If consummated under the current deal terms, the Company would acquire IP Knowledge Ventures, Inc. for approximately 5.1 million shares of the Company’s common stock.  The Company does not believe that this acquisition is likely to occur.

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

Loss Per Common share

Basic loss per common share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At June 30, 2009 and December 31, 2008, there were no potentially dilutive common shares outstanding.  On January 28, 2009, the Company, in connection to its conversion to a Delaware Corporation, performed a 1.709 share to 1 reverse stock split.  The Company also increased its authorized common and preferred shares to 100,000,000 and 25,000,000 respectively.  All share and per share data is presented as if the reverse stock split took place on March 10, 2006, the date of inception of the Company.

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

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or

NOTE 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), effective for financial periods ending after September 15, 2009. SFAS 168 states that the FASB Accounting Standards Codification will become the authoritative source of U. S. generally accepted accounting principles (“U.S. GAAP”) and will supersede all then existing non-SEC accounting and reporting standards. The Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect adoption to have a material effect on the Company’s results of operations or financial position.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. We evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through June 30, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell common shares.  To date, the Company has funded its formation activities primarily through issuances of its common shares and a payable to affiliate.

NOTE 4 – Notes Receivable

Between December 2008 and March 2009, the Company received an aggregate of $600,000 in notes from IP Knowledge Ventures, Inc.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of IP Knowledge Ventures, Inc., or c) a qualified equity offering of no less than $5,000,000 by IP Knowledge Ventures, Inc.  These notes were made in anticipation of a proposed combination with the Company.  As of June 30, 2009, the Company determined that these notes were uncollectible.  The Company has written off the receivable and related accrued interest as of June 30, 2009 totalling $627,137.

NOTE 5 – Notes Payable - Affiliate

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

NOTE 5 – Notes Payable – Affiliate (continued)

In June 2009, the Company wrote off a note receivable stemming from a potential future acquisition.  Due to this write-off, the Company intends to negotiate with the noteholder to convert these amounts due into ordinary shares.

NOTE 6 – Due to and Accounts Payable

The Company had a payable of $17,410 to a founder of the Company as of December 31, 2008.  This payable has been repaid, and this affiliate was advanced an additional $2,429 during the first quarter of 2009.  The Company also has accounts payable related to general and administrative expenses for $9,543 and $1,285 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 7 - Common Shares

On April 10, 2006, the Company was capitalized with 614,515 shares of its restricted common shares issued for consideration of $1,050 to its founding shareholders.  These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company’s $6,598 in formation costs.  On May 31, 2006, the Company sold 104,015 shares of its restricted common shares for $35,500. The restricted common shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 293 shares each at approximately $0.34 per share.  On July 18, 2006, the Company sold 31,644 shares of its restricted common shares for $10,800. The restricted common shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 293 shares each at approximately $0.34 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2009, there were no preferred shares issued or outstanding.

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

Plan of Operation

As of June 30, 2009 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

We believe we will be able to meet these costs for at least the next 12 months using the funds that we have raised through our private offerings.  If necessary, we believe that we will be able to raise additional funds through additional private sales of common shares, or by obtaining loans from our shareholders, management or other investors.

We have agreed to terms with a potential acquisition and are currently in the process of evaluating the feasibility of this acquisition.  The Company currently believes that the consummation of this transaction is unlikely.  No assurances can be given, however, that this potential acquisition, or any acquisition, will take place.  If that acquisition does not occur, we may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Comparison of the six months ending June 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2009 or June 30, 2008. Total operating expenses for the six months ended June 30, 2009 were $10,832, compared with $5,565 for the six months ended June 30, 2008.  The reason for the increase in 2009 was increases in audit and legal expenses.  The Company also recorded $25,699 in interest income and $25,699 of interest expense for the six months ended June 30, 2009.  During the six months ended June 30, 2009, the Company also wrote off $627,137 in notes and interest receivable from a potential acquisition candidate.

Comparison of the three months ending June 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2009 or June 30, 2008. Total expenses for the three months ended June 30, 2009 were $5,803, compared with $5,545 for the three months ended June 30, 2008.  The reason for the increase in 2009 was partially due to one-time legal expenses incurred during 2009 and the timing of periodic expenses that were not incurred in the same period of 2008.  The Company also recorded $12,800 in interest income and $12,800 of interest expense for the three months ended June 30, 2009.  During the three months ended June 30, 2009, the Company also wrote off $627,137 in notes and interest receivable from a potential acquisition candidate.

Liquidity and Capital Resources

As of June 30, 2009, we do not maintain a cash balance and must rely on an affiliate to fund business operations.  The Company believes that our affiliate will continue to fund operating expense for the next twelve months.

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

August 18, 2009

14