Form 10-Q
period 2009-09-30
IPKV Holdings, Inc.
filed 2009-11-16
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).      Yes |X|      No |]

At November 14, 2009, there were 750,174 shares of Registrant’s ordinary shares outstanding..

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$--	$22,413
Notes receivable (Note 4)	--	250,000
Interest receivable	--	1,438

Total current assets and total assets	$--	$273,851

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Payable to affiliate	$4,114	$17,410
Accounts payable	4,382	1,285
Notes payable – affiliate (Note 5)	600,000	250,000
Interest payable	42,260	1,438

Total current liabilities	650,756	270,133

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 750,174 issued and outstanding as of September 30, 2009 and December 31, 2008	750	750
Additional paid in capital	46,600	46,600
Deficit accumulated during development stage	(698,106)	(43,632)
Total shareholders’ equity (deficit)	(650,756)	3,718
Total liabilities and shareholders’ equity (deficit)	$--	$273,851

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative During Development Stage (March 10, 2006 to September 30, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	12,214	6,951	56,488
Total operating expenses	12,214	6,951	56,488

Operating loss	(12,214)	(6,951)	(56,488)

Other income (expense), net
Bad debt expense	(627,137)	--	(627,137)
Interest income, net of interest expense	(15,123)	8	(14,481)
Total other income (expense)	(642,260)	8	(641,618)

Net loss	$(654,474)	$(6,943)	$(698,106)

Basic and diluted loss per share	$(0.87)	$(0.01)
Weighted average common shares outstanding – basic and diluted	750,174	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	1,382	1,386
Total operating expenses	1,382	1,386

Operating loss	(1,382)	(1,386)

Other (expense)
Interest (expense)	(15,123)	--
Total other (expense)	(15,123)	--

Net loss	$(16,505)	$(1,386)

Basic and diluted loss per share	$(0.02)	$(0.00)
Weighted average common shares outstanding – basic and diluted	750,174	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative During Development Stage (March 10, 2006 to September 30, 2009)
Cash flows from operating activities
Net loss	$(654,474)	$(6,943)	$(698,106)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Bad debt expense	627,137	--	627,137
Changes in operating assets and liabilities
Payable to affiliate	(13,296)	8,768	4,114
Interest receivable	(25,699)	--	(27,137)
Interest payable	40,822	--	42,260
Accounts payable	3,097	(2,853)	4,382
Net cash used in operating activities	(22,413)	(1,028)	(46,300)

Cash flows from investing activities
Investment in note receivable	(350,000)	--	(600,000)
Net cash provided by investing activities	(350,000)		(600,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	350,000	--	600,000
Net cash provided by financing activities	350,000	--	646,300

Net increase (decrease) in cash	(22,413)	(1,028)	--

Cash at beginning of the period	22,413	23,449	--
Cash at end of the period	$--	$22,421	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At September 30, 2009, the Company had not yet commenced operations. Expenses incurred from inception through September 30, 2009 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

During 2008, the Company agreed to acquire IP Knowledge Ventures, Inc., subject to a number of conditions, including the successful raising of $2 million in equity capital.  Since these conditions have not been met, this acquisition will not occur and the Company is seeking a new acquisition target.

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

Loss Per Common share

Basic loss per common share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At September 30, 2009 and December 31, 2008, there were no potentially dilutive common shares outstanding.  On January 28, 2009, the Company, in connection to its conversion to a Delaware Corporation, performed a 1.709 share to 1 reverse stock split.  The Company also increased its authorized common and preferred shares to 100,000,000 and 25,000,000 respectively.  All share and per share data is presented as if the reverse stock split took place on March 10, 2006, the date of inception of the Company.

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and payables to an affiliate. We believe the fair value of our payables reflects their carrying amounts.

In 2007, the FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value,

NOTE 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through November 13, 2009, the date the financial statements were available to be issued.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.  The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact (if any) on its consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through September 30, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell common shares.  To date, the Company has funded its formation activities primarily through issuances of its common shares and a payable to affiliate.  As of September 30, 2009, the Company has $600,000 of notes due to an affiliate and $42,260 of interest payable on the notes payable.  The notes payable are due on demand. The Company does not have the capital resources to repay the notes payable if the affiliate demands repayment.

NOTE 4 – Notes Receivable

Between December 2008 and March 2009, the Company received an aggregate of $600,000 in notes from IP Knowledge Ventures, Inc.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of IP Knowledge Ventures, Inc., or c) a qualified equity offering of no less than $5,000,000 by IP Knowledge Ventures, Inc.  These notes were made in anticipation of a proposed combination with the Company.  As of September 30, 2009, the Company determined that these notes were uncollectible.  The Company has written off the receivable and related accrued interest as of June 30, 2009 totaling $627,137.

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

NOTE 6 – Due to and Accounts Payable

The Company had a payable of $4,114 and $17,410 to a founder of the Company as of September 30, 2009 and December 31, 2008, respectively.  The Company also has accounts payable related to general and administrative expenses for $4,382 and $1,285 as of September 30, 2009 and December 31, 2008, respectively.

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

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2009, there were no preferred shares issued or outstanding.

NOTE 9 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 10 – Subsequent Events

The Company considered all subsequent events through November 13, 2009, the date the financial statements were available to be issued.

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

Plan of Operation

As of September 30, 2009 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

We believe we will be able to meet these costs for at least the next 12 months using the funds that we have raised through our private offerings.  If necessary, we believe that we will be able to raise additional funds through additional private sales of common shares, or by obtaining loans from our shareholders, management or other investors.

We have agreed to terms with a potential acquisition and are currently in the process of evaluating the feasibility of this acquisition.  Because the target company was not able to achieve required milestones, this acquisition will not take place.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Comparison of the nine months ending September 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the nine months ended September 30, 2009 or September 30, 2008. Total operating expenses for the nine months ended September 30, 2009 were $12,214, compared with $ 6,951 for the nine months ended September 30, 2008.  The reason for the increase in 2009 was increases in audit and legal expenses.  The Company also recorded $40,822 in interest expense and $25,699 of interest income for the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, the Company also wrote off $627,137 in notes and interest receivable from a potential acquisition candidate.

Comparison of the three months ending September 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2009 or September 30, 2008. Total expenses for the three months ended September 30, 2009 were $1,382, compared with $ 1,386 for the three months ended September 30, 2008.  The Company also recorded $15,123 of interest expense for the three months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we do not maintain a cash balance and must rely on an affiliate to fund business operations.  The Company believes that our affiliate will continue to fund operating expense for the next twelve months.

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

November 14, 2009

15