Form 10-K
period 2009-12-31
IPKV Holdings, Inc.
filed 2010-04-13
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52342

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

YES [X]

NO [  ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES [X]

NO [  ]

At April 12, 2010 there were 750,174 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

ITEM 1. BUSINESS

General

IPKV Holdings, Inc. (“we,” “us,” or the “Company”) is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets with operating history and growth potential that would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

Plan of Operation

We have not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.  We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.  The Company has a note payable of $600,000 due to its largest shareholder, who has pledged to defer demanding payment through 2010 or convert the note into equity per the note agreement.

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

During 2008 and 2009, the Company made a series of bridge loans for a total of $600,000 to a potential portfolio company in anticipation of acquiring that target in the future.  The Company decided to no longer move forward with this transaction, and has subsequently written the loan off as uncollectible.

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

We are dependent on an affiliate to fund expenses and to defer payment of a $600,000 note payable.

We do not maintain a cash balance and are dependent on our largest shareholder to fund expenses.  We also incurred a convertible note payable to this affiliate for $600,000 in anticipation of a potential transaction that did not occur.  The affiliate has pledged not to demand cash payment for the note during 2010 but may convert the note into equity as directed in the note agreement.  If the affiliate determined to stop funding expenses, the Company would not be able to continue searching for a merger candidate without additional funding.

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

Our Memorandum of Association authorizes the issuance of a maximum of 100,000,000 ordinary shares. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our ordinary shares held by our then existing shareholders.

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

We are authorized to issue up to 100,000,000 ordinary shares and 25,000,000 preference shares, which could reduce the proportionate ownership interests of current shareholders.

We are authorized to issue up to 100,000,000 ordinary shares and 25,000,000 preference shares.  Our Board of Directors has the ability, without seeking stockholder approval, to issue additional ordinary shares and/or preference shares stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional ordinary shares and/or preference shares in the future will reduce the proportionate ownership and voting power of our ordinary shares held by existing stockholders.  Further, our board of directors is empowered, without shareholder approval, to issue preference shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of ordinary shares. In the event of such issuance, the preference shares could be used as a method of discouraging, delaying or preventing a change in control of our company, which could have the effect of discouraging bids for our company and thereby prevent shareholders from receiving the maximum value for their shares.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

We do not own or rent any property.  We utilize the office space and equipment of our officer and directors at no cost.

ITEM 3.

LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

(b)

Holders

As of December 31, 2009 there were approximately 454 record holders of 750,174 Ordinary Shares.

(c)

Dividends

We did not pay dividends in the twelve months ended December 31, 2009.

(d)

Securities authorized for issuance under equity compensation plans

As of December 31, 2009, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Revenues	$-	$-
Operating Expenses	13,730	8,795
Net Loss	(671,113)	(8,787)

Basic and diluted loss per share	$(0.89)	$(0.01)

Total Assets	$--	$273,851

ITEM 7.

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

Plan of Operation

As of December 31, 2009 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through December 31, 2009. Total expenses for the year ended December 31, 2009 increased  to $13,730 from $8,795 for the year ended December 31, 2008.  This increase was caused primarily from increased audit and administrative fees in fiscal year 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had no assets, and had current liabilities of $5,898 in accounts payable and $661,497 to a related party, which resulted primarily from a potential transaction that did not occur. The Company anticipates that additional funding needs will be provided by the majority shareholder for at least the next 12 months as necessary.

ITEM 7A.

 QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.

FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Consolidated Financial Statements.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

As of December 31, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

David Richardson	52	Director

Joseph Rozelle	36	President, Chief Financial Officer, Director

David Richardson. David Richardson has been one of our directors since September 2006.  Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis’ insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies.  From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited’s Insurance Specialty Unit.  Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands.  Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company.  David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada’s preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada).  In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank’s top tier clientele. From there he moved to the Bank of Bermuda’s wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas’ marketing activities.  Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

Joseph Rozelle.   Joseph Rozelle has been one of our directors.  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University.

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

Dragon Acquisition Corporation.

•

IPKV Holdings, Inc.

•

China Growth Corporation

•

Lunar Growth Corporation

•

Action Acquisition Corporation

•

Pan Asian Corporation

•

Juniper Growth Corporation

•

Seven Seas Acquisition Corporation

•

Global Growth Corporation

•

Bering Growth Corporation

•

Compass Acquisition Corporation

•

Summit Growth Corporation

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of April 12, 2010.

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

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.

We have not adopted retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Compensation Discussion and Analysis

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

The following table sets forth, as of December 31, 2009, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
David Richardson*	24,149 (1)	2.4%

Joseph Rozelle*	0 (2)	0.0%

Access America Investments, LLC 11200 Westheimer, Suite 508 Houston, TX 77042	236,743	23.7%

Access America Fund, LP 11200 Westheimer, Suite 508 Houston, TX 77042	236,743	23.7%

Nautilus Global Partners, LLC 700 Gemini, Suite 100 Houston, TX 77058	393,170 (3)	39.3%

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	23,675	2.4%

All Officers and Directors as a group (2 individuals)	24,149	2.4%

*

The address of Messrs. Richardson and Rozelle is c/o Nautilus Global Business Partners, 700 Gemini, Suite 100, Houston, Texas 77058.

(1)

Includes 23,675 shares held by Mid-Ocean Consulting Limited.  Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares.  Also includes, 474 shares held by Mr. Richardson’s wife.

(2)

Does not include 393,170 shares held by Nautilus Global Partners.  Mr. Rozelle is the President of Nautilus Global Partners but does not have voting or investment control over such shares.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 10, 2006, we issued an aggregate of 497,161 of our ordinary shares to the individuals and entities set forth below for $1,050 in cash, at a purchase price of $0.001 per share, as follows:

Name	Number of Shares	Relationship to Us

Nautilus Global Partners, LLC (1) 700 Gemini, Suite 100 Houston, TX 77058	473,486	Joseph Rozelle, our President and Chief Financial Officer is the President of Nautilus Global Partners, LLC.

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	23,675	David Richardson, one of our directors is the owner, president and CEO of Mid-Ocean Consulting.

(1)

These shares were sold to Access America Fund LP and Access America Investments, LLC on June 30, 2008.  Access America Fund LP and Access America Investments, LLC are affiliates of Nautilus Global Partners.

Our Board of Directors does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination.

Director Independence

Our Board of Directors does not believe that any of the directors qualify as independent under the rules of any of the national securities exchanges.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009, and fees billed for other services rendered by PMB.

	2009	2008
Audit Fee (1)	$7,153	$5,910
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

(b)

Exhibits:

Exhibit

Number

Description

3.1

Memorandum and Articles of Association (1)

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

(1)

Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2010	IPKV HOLDINGS, INC.

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 12, 2010	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 12, 2010	By: /s/ David Richardson
Name: David Richardson
Title: Director

IPKV Holdings, Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

IPKV Holdings, Inc.:

We have audited the accompanying balance sheets of IPKV Holdings, Inc. (the Company) (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (March 10, 2006) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPKV Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (March 10, 2006) through December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December 31, 2009 is $714,745.

PMB Helin Donovan, LLP

April 12, 2010

Houston, TX

IPKV Holdings, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$--	$22,413
Note receivable (Note 4)	--	250,000
Interest receivable	--	1,438

Total current assets and total assets	$--	$273,851

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Payable to affiliate	$4,114	$17,410
Accounts payable	5,898	1,285
Note payable – affiliate (Note 5)	600,000	250,000
Interest payable to affiliate	57,383	1,438

Total current liabilities	667,395	270,133

Commitments and Contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 750,174 issued and outstanding as of December 31, 2009 and 2008	750	750
Additional paid in capital	46,600	46,600
Deficit accumulated during development stage	(714,745)	(43,632)
Total shareholders’ equity (deficit)	(667,395)	3,718
Total liabilities and shareholders’ equity (deficit)	$--	$273,851

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative During Development Stage (March 10, 2006 to December 31, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	13,730	8,795	58,004
Total operating expenses	13,730	8,795	58,004

Operating loss	(13,730)	(8,795)	(58,004)

Other income (expense), net
Bad debt expense (Note 4)	(627,137)	--	(627,137)
Interest income net of interest (expense)	(30,246)	8	(29,604)
Total other income (expense)	(657,383)	8	(656,741)

Net loss	$(671,113)	$(8,787)	$(714,745)

Basic and diluted loss per share	$(0.89)	$(0.01)
Weighted average common shares outstanding – basic and diluted	750,174	750,174

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the period from March 10, 2006 (Date of Inception) to December 31, 2009

	Preference Shares		Ordinary Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals

Founder shares issued at inception at March 10, 2006	--	$--	614,515	$614	$436	$--	$1,050
Shares issued during 2006	--	--	135,659	136	46,164	--	46,300
Net loss	--	--	--	--	--	(25,862)	(25,862)

Balance as of December 31, 2006	--	--	750,174	750	46,600	(25,862)	21,488

Net loss	--	--	--	--	--	(8,983)	(8,983)

Balance as of December 31, 2007	--	--	750,174	750	46,600	(34,845)	12,505

Net loss	--	--	--	--	--	(8,787)	(8,787)
Balance as of December 31, 2008	--	--	750,174	750	46,600	(43,632)	3,718

Net loss	--	--	--	--	--	(671,113)	(671,113)
Balance as of December 31, 2009	--	$--	750,174	$750	$46,600	$(714,745)	$(667,395)

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative During Development Stage (March 10, 2006 to December 31, 2009)
Cash flows from operating activities
Net loss	$(671,113)	$(8,787)	$(714,745)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Non-cash charge relating to bad debt expense	627,137	--	627,137
Changes in operating assets and liabilities
Payable to affiliate	(13,296)	10,913	4,114
Accounts payable	4,613	(3,162)	5,898
Interest payable, net	30,246	--	30,246
Net cash used in operating activities	(22,413)	(1,036)	(46,300)

Cash flows from investing activities
Investment in note receivable	(350,000)	(250,000)	(600,000)
Net cash provided by investing activities	(350,000)	(250,000)	(600,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	350,000	250,000	600,000
Net cash provided by financing activities	350,000	--	646,300

Net increase (decrease) in cash	(22,413)	(1,036)	--

Cash at beginning of the period	22,413	23,449	--
Cash at end of the period	$--	$22,413	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At December 31, 2009, the Company had not yet commenced operations. Expenses incurred from inception through December 31, 2009 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows the accounting guidelines for accounting for and reporting in Development Stage Enterprise in preparing its financial statements.

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

At December 31, 2009 and 2008, there were no potentially dilutive ordinary shares outstanding.

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

The FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. .

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

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.  The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our financial position and results of operations.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through December 31, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  The Company has a note payable of $600,000 due to its largest shareholder, who has pledged to defer demanding payment through 2010 or convert the note into equity per the note agreement.

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

In June 2009, the Company wrote off a note receivable stemming from a potential future acquisition.  Due to this write-off, the Company intends to negotiate with the noteholder to convert these amounts due into ordinary shares.  The noteholder has pledged to defer demanding payment through 2010.

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $4,114 and $17,410 to a Founder of the Company as of December 31, 2009 and 2008, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $5,898 and $1,285 as of December 31, 2009 and 2008, respectively.

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

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2009, there were no preferred shares issued or outstanding.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On January 28, 2009, the Company was converted to a Delaware Corporation.  All income or loss from operations is subject to US tax regulations beginning on January 28, 2009.  The Company has a net operating loss for financial accounting purposes of approximately $0.7 million at December 31, 2009.  The Company has a potential deferred tax asset of approximately $0.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $0.2 million for the years ended December 31, 2009.

The net operating loss carryforward will begin to expire in 2029, if not utilized. The Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. It is possible that changes in control may result in Section 382 limits.  Accordingly, the ability to utilize net operating loss and tax credit carryforwards could be significantly restricted.

NOTE 10 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 11 – Subsequent Events

The Company considered all subsequent events through April 12, 2010, the date the financial statements were available to be issued.