Form 10-Q
period 2010-03-31
IPKV Holdings, Inc.
filed 2010-05-19
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2010

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

At May 15, 2010, there were 750,174 shares of Registrant’s ordinary shares outstanding..

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$--	$--
Notes receivable (Note 4)	--	--
Interest receivable	--	--

Total current assets and total assets	$--	$--

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Payable to affiliate	$7,012	$4,114
Accounts payable	6,605	5,898
Notes payable – affiliate (Note 5)	600,000	600,000
Interest payable	72,178	57,383

Total current liabilities	685,795	667,395

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 750,174 issued and outstanding as of March 31, 2010 and December 31, 2009	750	750
Additional paid in capital	46,600	46,600
Deficit accumulated during development stage	(733,145)	(714,745)
Total shareholders’ deficit	(685,795)	(667,395)
Total liabilities and shareholders’ deficit	$--	$--

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative During Development Stage (March 10, 2006 to March 31, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	3,605	5,029	61,609
Total operating expenses	3,605	5,029	61,609

Operating loss	(3,605)	(5,029)	(61,609)

Other income (expense), net
Bad debt expense	--	--	(627,137)
Interest income, net of interest expense	(14,795)	--	(44,399)
Total other income (expense)	(14,795)	--	(671,536)

Net loss	$(18,400)	$(5,029)	$(733,145)

Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average common shares outstanding – basic and diluted	750,174	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative During Development Stage (March 10, 2006 to March 31, 2010)
Cash flows from operating activities
Net loss	$(18,400)	$(5,029)	$(733,145)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Bad debt expense	--	--	627,137
Changes in operating assets and liabilities
Payable to affiliate	2,898	(19,839)	7,012
Interest receivable	--	--	--
Interest payable	14,795	--	45,041
Accounts payable	707	2,455	6,605
Net cash used in operating activities	--	22,413	(46,300)

Cash flows from investing activities
Investment in note receivable	--	(350,000)	(600,000)
Net cash provided by investing activities	--	(350,000)	(600,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	--	350,000	600,000
Net cash provided by financing activities	--	350,000	646,300

Net increase (decrease) in cash	--	(22,413)	--

Cash at beginning of the period	--	22,413	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At March 31, 2010, the Company had not yet commenced operations. Expenses incurred from inception through March 31, 2010 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K, for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 13, 2010.

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

At March 31, 2010 and December 31, 2009, there were no potentially dilutive ordinary shares outstanding.

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

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2010 and December 31, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact (if any) on its financial position and results of operations.

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

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $7,012 and $4,114 to a Founder of the Company as of March 31, 2010 and December 31, 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $6,605 and $5,898 as of March 31, 2010 and December 31, 2009, respectively.

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

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At March 31, 2010, there were no preferred shares issued or outstanding.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On January 28, 2009, the Company was converted to a Delaware Corporation.  All income or loss from operations is subject to US tax regulations beginning on January 28, 2009.  The Company has a net operating loss for financial accounting purposes of approximately $0.7 million at March 31, 2010.  The Company has a potential deferred tax asset of approximately $0.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.

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

NOTE 11 – Subsequent Events

In April 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.

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

Plan of Operation

As of March 31, 2010 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

We believe we will be able to meet these costs for at least the next 12 months using the funds that we have raised through our private offerings.  If necessary, we believe that we will be able to raise additional funds through additional private sales of common shares, or by obtaining loans from our shareholders, management or other investors.

In 2009, we agreed to terms with a potential acquisition.  Because the target company was not able to achieve required milestones, this acquisition will not take place.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

In April 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.

Comparison of the three months ending March 31, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2010 and 2009. Total expenses for the three months ended March 31, 2010 were $3,605, compared with $ 5,029 for the three months ended March 31, 2009.  The Company also recorded $14,795 of interest expense for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we do not maintain a cash balance and must rely on an affiliate to fund business operations.  The Company believes that our affiliate will continue to fund operating expense for the next twelve months.  The Company has a note payable of $600,000 plus accrued interest due to its largest shareholder, who has pledged to defer demanding payment through 2010 or convert the note into equity.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009.

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

May 18, 2010

13