Form 10-Q
period 2010-06-30
IPKV Holdings, Inc.
filed 2010-08-20
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2010

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

At August 12, 2010, there were 1,673,254 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$--	$--
Notes receivable (Note 4)	250,000	--
Interest receivable	5,822	--

Total current assets and total assets	$255,822	$--

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Payable to affiliate	$7,012	$4,114
Accounts payable	10,553	5,898
Notes payable – affiliate (Note 5)	250,000	600,000
Interest payable	5,822	57,383

Total current liabilities	273,387	667,395

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 1,673,254 and 750,174 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,673	750
Additional paid in capital	717,855	46,600
Deficit accumulated during development stage	(737,093)	(714,745)
Total shareholders’ deficit	(17,565)	(667,395)
Total liabilities and shareholders’ deficit	$255,822	$--

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative During Development Stage (March 10, 2006 to June 30, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	7,553	10,832	65,557
Total operating expenses	7,553	10,832	65,557

Operating loss	(7,553)	(10,832)	(65,557)

Other income (expense), net
Bad debt expense	--	(627,137)	(627,137)
Interest income, net of interest expense	(14,795)	--	(44,399)
Total other income (expense)	(14,795)	(627,137)	(671,536)

Net loss	$(22,348)	$(637,969)	$(737,093)

Basic and diluted loss per share	$(0.02)	$(0.85)
Weighted average common shares outstanding – basic and diluted	1,183,665	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	3,948	5,803
Total operating expenses	3,948	5,803

Operating loss	(3,948)	(5,803)

Other income (expense), net
Bad debt expense	--	(627,137)
Interest expense, net of interest income	--	--
Total other income (expense)	--	(627,137)

Net loss	$(3,948)	$(632,940)

Basic and diluted loss per share	$(0.00)	$(0.84)
Weighted average common shares outstanding – basic and diluted	1,612,392	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative During Development Stage (March 10, 2006 to June 30, 2010)
Cash flows from operating activities
Net loss	$(22,348)	$(637,969)	$(737,093)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Bad debt expense	--	627,137	627,137
Changes in operating assets and liabilities
Due to/from affiliate	2,898	(19,839)	7,012
Interest receivable	(5,822)	(25,699)	(5,822)
Interest payable	20,617	25,699	50,863
Accounts payable	4,655	8,258	10,553
Net cash used in operating activities	--	(22,413)	(46,300)

Cash flows from investing activities
Investment in note receivable	(250,000)	(350,000)	(850,000)
Net cash provided by investing activities	(250,000)	(350,000)	(850,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	250,000	350,000	850,000
Net cash provided by financing activities	250,000	350,000	896,300

Net increase (decrease) in cash	--	(22,413)	--

Cash at beginning of the period	--	22,413	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of investing and financing information:
Exchange of notes payable and interest payable for common stock	$672,178	$-	$672,178

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At June 30, 2010, the Company had not yet commenced operations. Expenses incurred from inception through June 30, 2010 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

During 2008, the Company agreed to acquire IP Knowledge Ventures, Inc., subject to a number of conditions, including the successful raising of $2 million in equity capital.  Since these conditions have not been met, this acquisition will not occur and the Company has written-off the $600,000 note receivable and related interest receivable issued to IP Knowledge Ventures, Inc. as of June 30, 2009.  During the quarter ended June 30, 2010, the Company and its largest shareholder agreed to convert the $600,000 related party note payable and interest payable into 923,080 shares of the Company’s common stock.

In April 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of June 30, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE 2 - Summary of Significant Accounting Policies (continued)

period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K, for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 13, 2010.

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

At June 30, 2010 and December 31, 2009, there were no potentially dilutive ordinary shares outstanding.

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

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2010 and December 31, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

June 30, 2010

(Unaudited)

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through June 30, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  The Company has a note payable of $250,000 due to its largest shareholder.

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

In April 2010, the Company received a note for $250,000 from a potential acquisition candidate.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of the acquisition candidate.

NOTE 5 – Notes Payable - Affiliate

In December 2008 through March 2009, the Company issued a series of notes totaling $600,000 to one of the Company’s largest shareholders.  In June 2009, the Company wrote off a note receivable stemming from a potential future acquisition.  Due to this write-off, during the quarter ending June 30, 2010, the noteholder converted its note and the accrued interest to 923,080 shares of the Company’s common stock.

In April 2010, the Company issued a note for $250,000 to one of its largest shareholders.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control for the Company.

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $7,012 and $4,114 to a Founder of the Company as of June 30, 2010 and December 31, 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $10,553 and $5,898 as of June 30, 2010 and December 31, 2009, respectively.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

In April 2010, the Company issued a noteholder 923,080 shares of the Company’s common stock to satisfy a $600,000 note and the accrued interest connected with the note.

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2010, there were no preferred shares issued or outstanding.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On January 28, 2009, the Company was converted to a Delaware Corporation.  All income or loss from operations is subject to US tax regulations beginning on January 28, 2009.  The Company has a net operating loss for financial accounting purposes of approximately $0.7 million at June 30, 2010.  The Company has a potential deferred tax asset of approximately $0.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.

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

Plan of Operation

As of June 30, 2010 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

In April 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.   As of June 30, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

Comparison of the six months ending June 30, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2010 and 2009. Total expenses for the six months ended June 30, 2010 were $7,553, compared with $10,832 for the six months ended June 30, 2009.  The Company also recorded $20,617 of interest expense and an offsetting $5,822 of interest income for the six months ended June 30, 2010.

Comparison of the three months ending June 30, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2010 and 2009. Total expenses for the three months ended June 30, 2010 were $3,948, compared with $5,803 for the three months ended June 30, 2009.  The Company also recorded $5,822 of interest expense and an offsetting $5,822 of interest income for the three months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company believes that our affiliate will continue to fund operating expense for the next twelve months.  The Company has a note payable of $250,000 plus accrued interest due to its largest shareholder.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, the Company issued a noteholder 923,080 shares of the Company’s common stock to satisfy a $600,000 note and the accrued interest connected with the note.

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

August 20, 2010

12