Form 10-Q
period 2010-09-30
IPKV Holdings, Inc.
filed 2010-11-16
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2010

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

At November 15, 2010, there were 1,673,254 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$--	$--
Notes receivable (Note 4)	500,000	--
Interest receivable	14,520	--

Total current assets and total assets	$512,123	$--

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Payable to affiliate	$17,604	$4,114
Accounts payable	3,156	5,898
Notes payable – affiliate (Note 5)	500,000	600,000
Interest payable	14,520	57,383

Total current liabilities	532,883	667,395

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 1,673,254 and 750,174 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,673	750
Additional paid in capital	717,855	46,600
Deficit accumulated during development stage	(740,288)	(714,745)
Total shareholders’ deficit	(20,760)	(667,395)
Total liabilities and shareholders’ deficit	$512,123	$--

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Cumulative During Development Stage (March 10, 2006 to September 30, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	10,748	12,214	68,752
Total operating expenses	10,748	12,214	68,752

Operating loss	(10,748)	(12,214)	(68,752)

Other income (expense), net
Bad debt expense	--	(627,137)	(627,137)
Interest income, net of interest expense	(14,795)	(15,123)	(44,399)
Total other income (expense)	(14,795)	(642,260)	(671,536)

Net loss	$(25,543)	$(654,474)	$(740,288)

Basic and diluted loss per share	$(0.02)	$(0.87)
Weighted average common shares outstanding – basic and diluted	1,348,654	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	3,195	1,382
Total operating expenses	3,195	1,382

Operating loss	(3,195)	(1,382)

Other income (expense), net
Bad debt expense	--	--
Interest expense, net of interest income	--	(15,123)
Total other income (expense)	--	(15,123)

Net loss	$(3,195)	$(16,505)

Basic and diluted loss per share	$(0.00)	$(0.02)
Weighted average common shares outstanding – basic and diluted	1,673,254	750,174

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative During Development Stage (March 10, 2006 to September 30, 2010)
Cash flows from operating activities
Net loss	$(25,543)	$(654,474)	$(740,288)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Bad debt expense	--	627,137	627,137
Changes in operating assets and liabilities
Due to/from affiliate	13,490	(13,296)	17,604
Interest receivable	(14,520)	(25,699)	(14,520)
Interest payable	29,315	40,822	59,561
Accounts payable	(2,742)	3,097	3,156
Net cash used in operating activities	--	(22,413)	(46,300)

Cash flows from investing activities
Investment in note receivable	(500,000)	(350,000)	(1,100,000)
Net cash used in investing activities	(500,000)	(350,000)	(1,100,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	500,000	350,000	1,100,000
Net cash provided by financing activities	500,000	350,000	1,146,300

Net increase (decrease) in cash	--	(22,413)	--

Cash at beginning of the period	--	22,413	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of investing and financing information:
Exchange of notes payable and interest payable for common stock	$672,178	$-	$672,178

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At September 30, 2010, the Company had not yet commenced operations. Expenses incurred from inception through September 30, 2010 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

In April 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  In August 2010, the Company issued an additional $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note was also for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of September 30, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

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

At September 30, 2010 and December 31, 2009, there were no potentially dilutive ordinary shares outstanding.

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2010 and December 31, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through September 30, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  The Company has notes payable of $500,000 due to its largest shareholder.

NOTE 4 – Notes Receivable

Between December 2008 and March 2009, the Company received an aggregate of $600,000 in notes from IP Knowledge Ventures, Inc.  These notes pay interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of IP Knowledge Ventures, Inc., or c) a qualified equity offering of no less than $5,000,000 by IP Knowledge Ventures, Inc.  These notes were made in anticipation of a proposed combination with the Company.  The Company determined that these notes were uncollectible.  The Company has written off the receivable and related accrued interest as of June 30, 2009 totaling $627,137.

In April 2010, the Company received a note for $250,000 from a potential acquisition candidate.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of the acquisition candidate.  In August 2010, the Company received an additional note for $250,000 from the same acquisition candidate with identical terms.

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

In April 2010, the Company issued a note for $250,000 to one of its largest shareholders.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control for the Company.  In August 2010, the Company issued an additional note for $250,000 to the same shareholder  with identical terms.

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $17,604 and $4,114 to a Founder of the Company as of September 30, 2010 and December 31, 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $3,156 and $5,898 as of September 30, 2010 and December 31, 2009, respectively.

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

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2010, there were no preferred shares issued or outstanding.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On January 28, 2009, the Company was converted to a Delaware Corporation.  All income or loss from operations is subject to US tax regulations beginning on January 28, 2009.  The Company has a net operating loss for financial accounting purposes of approximately $0.7 million at September 30, 2010.  The Company has a potential deferred tax asset of approximately $0.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.

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

Plan of Operation

As of September 30, 2010 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

In April 2010, the Company issued a $250,000 note payable to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  In August 2010, the Company issued an additional $250,000 note payable to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note receivable was also for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of September 30, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

Comparison of the nine months ending September 30, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the nine months ended September 30, 2010 and 2009. Total operating expenses for the nine months ended September 30, 2010 were $10,748, compared with $12,214 for the nine months ended September 30, 2009.  This decrease was primarily caused by expenses incurred in 2009 relating to the reincorporation in Delaware.  The Company also recorded a loss in 2009 of $627,137 relating to a note receivable deemed uncollectible in the third quarter of 2009.

Comparison of the three months ending September 30, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2010 and 2009. Total operating expenses for the three months ended September 30, 2010 were $3,195, compared with $1,382 for the three months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we do not maintain a cash balance and must rely on an affiliate to fund business operations.  The Company believes that our affiliate will continue to fund operating expense for the next twelve months.  The Company has a note payable of $500,000 plus accrued interest due to its largest shareholder.

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

EXHIBITS

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

November 16, 2010