Form 10-K
period 2010-12-31
IPKV Holdings, Inc.
filed 2011-03-31
CIK 1368194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
YES [X]  NO [  ]

At March 30, 2011 there were 1,673,254 shares of Registrant’s ordinary shares outstanding.

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

Plan of Operation

We have not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.  We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.  The Company has a note payable of $500,000 due to its largest shareholder, who has pledged to defer demanding payment through 2011 or convert the note into equity per the note agreement.

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

During 2008 and 2009, the Company made a series of bridge loans for a total of $600,000 to a potential portfolio company in anticipation of acquiring that target in the future.  The Company decided to no longer move forward with this transaction, and has subsequently written the loan off as uncollectible.  In 2010, the Company made another series of convertible bridge loans for a total of $500,000 to a potential portfolio company in anticipation of acquiring that target or another transaction in the future.  The potential target company is located in the United States of America.  The first $250,000 note payable is due in April 2011, and has not been renegotiated as of the date of this report.  As of March 30, 2011, the Company has not entered into a merger agreement with a potential target business.

Narrative Description of Business

Although we have not entered into any agreements with a potential target business to date, we intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations could benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from economic growth in such emerging markets.

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

ITEM 1A.  RISK FACTORS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes,"  "expects,"  "intends," "plans," "anticipates,"   "likely,"   "will"  and   similar   expressions   to  identify forward-looking  statements.  Such forward-looking statements,  including those concerning our expectations,  involve risks,  uncertainties  and other factors, some of which are  beyond  our  control,  which may  cause our  actual  results, performance or achievements,  or industry  results,  to be materially  different from any future  results,  performance or  achievements  expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include,  but are not limited to, those factors set forth in this Annual Report on Form 10-K under "Item 1A. - Risk Factors" below, as well as the following:

o	changes in laws or regulations affecting our operations;

o	changes in our business tactics or strategies;

o	acquisitions of new operations;

o	changing market forces or contingencies that necessitate, in our judgment, changes in our plans, strategy or tactics; and

o	fluctuations in the investment markets or interest rates, which might materially affect our operations or financial condition.

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

We are dependent on an affiliate to fund expenses and to defer payment of a $500,000 note payable.

We do not maintain a cash balance and are dependent on our largest shareholder to fund expenses.  We also incurred a convertible note payable to this affiliate for $600,000 in anticipation of a potential transaction that did not occur.  The affiliate converted this $600,000 note to common stock during 2010.  During 2010, we incurred a convertible note payable to this affiliate for $500,000.  If the affiliate determined to stop funding expenses, the Company would not be able to continue searching for a merger candidate without additional funding.

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

We have performed preliminary due diligence on a target company.  We cannot assure you that a business combination will be consummated with that target.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

(b)           Holders

As of December 31, 2009 there were approximately 460 record holders of 1,673,254 Ordinary Shares.

(c)           Dividends

We did not pay dividends in the twelve months ended December 31, 2010.

(d)           Securities authorized for issuance under equity compensation plans

As of December 31, 2010, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Revenues	$-	$-
Operating Expenses	12,518	13,730
Net Loss	(27,313)	(671,113)
Basic and diluted loss per share	$(0.02)	$(0.89)

Total Assets	$527,123	$--

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

Plan of Operation

As of December 31, 2010 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through December 31, 2010. Total expenses for the year ended December 31, 2010 decreased slightly to $12,518 from $13,730 for the year ended December 31, 2009.  This decrease was caused primarily from decreased legal expenses in fiscal year 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had no assets, and had current liabilities of $4,926 in accounts payable and $544,727 to a related party, which resulted primarily from a bridge loan connected with a potential transaction. The Company also has $500,000 in notes receivable from a third party.  The Company anticipates that additional funding needs will be provided by the majority shareholder for at least the next 12 months as necessary.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

As of December 31, 2010, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	53	Director

Joseph Rozelle	37	President, Chief Financial Officer, Director

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

           Joseph Rozelle.   Joseph Rozelle has been one of our directors.  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio-Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies.

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

Involvement of Officers and Directors in Blank Check Companies

Mr. Rozelle is an officer and Messrs. Richardson and Rozelle are currently serving on the boards of directors for the following entities that have identified themselves and are still identified as blank check companies:

•	Apollo Acquisition Corporation
•	Century Acquisition Corporation
•	Eastern Acquisition Corporation
•	Emerging Acquisition Corporation
•	Evolution Acquisition Corporation
•	Formative Growth Corporation
•	Southern Growth Corporation
•	Superior Growth Corporation
•	Transatlantic Acquisition Corporation
•	Lunar Growth Corporation
•	Pan Asian Corporation
•	Juniper Growth Corporation
•	Seven Seas Acquisition Corporation
•	Summit Growth Corporation
•	Bering Growth Corporation
•	Global Growth Corporation

Each of the foregoing entities was formed for the purpose of engaging in an acquisition or business combination of an operating business.   Messrs. Richardson and Rozelle also were officers and directors in the following companies that were formed as blank check companies but later acquired operating businesses.
•	Six Diamonds Resorts International (formerly Matador Acquisition Corporation)
•	Hellenic Solutions Corporation (formerly Tiger Growth Corporation)
•	China Oumei Real Estate Inc. (formerly Dragon Acquisition Corporation)
•	Oriental Dragon Corporation (formerly Emerald Acquisition Corporation)
•	Tsingda EEDU Corporation (formerly Compass Acquisition Corporation)
•	ORB Automotive (formerly Action Acquisition Corporation)

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of March 30, 2011.

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

        As of March 30, 2011, 1,673,254 shares of our common stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC.  The address of each stockholder is listed in the table and anticipated share and warrant cancellation information that will occur upon the closing of the Merger is contained in the footnotes to the table.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
David Richardson*	29,556 (1)	1.8%

Joseph Rozelle*	0 (2)	0.0%

Access America Investments, LLC (2) 800 Town & Country Blvd, Suite 420 Houston, TX 77024	292,626	17.5%

Access America Fund, LP (2) 800 Town & Country Blvd, Suite 420 Houston, TX 77024	1,215,706	72.7%

Mid-Ocean Consulting Limited 5 Governor’s Cay Sandy Port, Nassau Bahamas	29,263	1.7%

All Officers and Directors as a group (2 individuals)	29,556	1.8%

* The address of Messrs. Richardson and Rozelle is c/o Nautilus Global Business Partners, 700 Gemini, Suite 100, Houston, Texas 77058.

(1)
Includes 29,263 shares held by Mid-Ocean Consulting Limited.  Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares.  Also includes, 293 shares held by Mr. Richardson’s wife.

(2)
Christopher Efird owns 76% of the ownership interests of Access America Investments, LLC, which is the general partner of Access America Fund, LP. Based upon their ownership interests in Nautilus, Mr. Efird and other minority interest owners may be deemed to be the indirect beneficial owners of the ordinary shares. Each of Mr. Efird and the other minority owners of Access America Investments, LLC disclaims beneficial ownership of such ordinary shares held by Access America Investments LLC and Access America Fund, LP, except to the extent of their respective pecuniary interests therein of Access America Investments, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 10, 2006, we issued an aggregate of 614,515 of our ordinary shares to the individuals and entities set forth below for $1,050 in cash, at a purchase price of $0.001709 per share, as follows:

In June 2010, the Company converted its $600,000 related party note payable and the related accrued interest to 923,080 shares of the Company’s common stock.

Name	Number of Shares	Relationship to Us

Nautilus Global Partners, LLC (1) 700 Gemini, Suite 100 Houston, TX 77058	585,252	Joseph Rozelle, our President and Chief Financial Officer is the President of Nautilus Global Partners, LLC.

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	29,263	David Richardson, one of our directors is the owner, president and CEO of Mid-Ocean Consulting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2010 and 2009, and fees billed for other services rendered by PMB.

	2010	2009
Audit Fee (1)	$11,448	$7,153
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Date: March 30, 2011	IPKV HOLDINGS, INC.

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2011	By: /s/ David Richardson
Name: David Richardson
Title: Director

IPKV Holdings, Inc.
(A Development Stage Company)

Index to Financial Statements

PAGE

Report of independent registered public accounting firm	F-2

Balance sheets as of December 31, 2010 and 2009	F-3

Statements of operations for the years ended December 31, 2010 and 2009 and the cumulative period from inception through December 31, 2010	F-4

Statements of shareholders’ equity (deficit) for the years ended December 31, 2010 and 2009 and the cumulative period from inception through December 31, 2010	F-5

Statements of cash flows for the years ended December 31, 2010 and 2009 and the cumulative period from inception through December 31, 2010	F-6

Notes to financial statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
IPKV Holdings, Inc.:

We have audited the accompanying balance sheets of IPKV Holdings, Inc. (the Company) (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (March 10, 2006) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPKV Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (March 10, 2006) through December 31, 2010, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December 31, 2010 is $742,058.

PMB Helin Donovan, LLP
/s/PMB Helin Donovan, LLP

March 30, 2011
Houston, TX

IPKV Holdings, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$--	$--
Note receivable (Note 4)	500,000	--
Interest receivable	27,123	--

Total current assets and total assets	$527,123	$--

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Payable to affiliate	$17,604	$4,114
Accounts payable	4,926	5,898
Note payable – affiliate (Note 5)	500,000	600,000
Interest payable to affiliate	27,123	57,383

Total current liabilities	549,653	667,395

Commitments and Contingencies (Note 10)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 1,673,254 and 750,174 issued and outstanding as of December 31, 2010 and 2009, respectively	1,673	750
Additional paid in capital	717,855	46,600
Deficit accumulated during development stage	(742,058)	(714,745)
Total shareholders’ equity (deficit)	(22,530)	(667,395)
Total liabilities and shareholders’ equity (deficit)	$527,123	$--

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative During Development Stage (March 10, 2006 to December 31, 2010)
Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	12,518	13,730	70,522
Total operating expenses	12,518	13,730	70,522

Operating loss	(12,518)	(13,730)	(70,522)

Other income (expense)
Bad debt expense (Note 4)	--	(627,137)	(627,137)
Interest expense, net of interest income	(14,795)	(30,246)	(44,399)
Total other expense, net	(14,795)	(657,383)	(671,536)

Net loss	$(27,313)	$(671,113)	$(742,058)

Basic and diluted loss per share	$(0.02)	$(0.89)
Weighted average common shares outstanding – basic and diluted	1,430,471	750,174

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the period from March 10, 2006 (Date of Inception) to December 31, 2009

	Preference Shares		Ordinary Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Founder shares issued at inception at March 10, 2006	--	$--	614,515	$614	$436	$--	$1,050
Shares issued during 2006	--	--	135,659	136	46,164	--	46,300
Net loss	--	--	--	--	--	(25,862)	(25,862)

Balance as of December 31, 2006	--	--	750,174	750	46,600	(25,862)	21,488

Net loss	--	--	--	--	--	(8,983)	(8,983)

Balance as of December 31, 2007	--	--	750,174	750	46,600	(34,845)	12,505

Net loss	--	--	--	--	--	(8,787)	(8,787)
Balance as of December 31, 2008	--	--	750,174	750	46,600	(43,632)	3,718

Net loss	--	--	--	--	--	(671,113)	(671,113)
Balance as of December 31, 2009	--	$--	750,174	$750	$46,600	$(714,745)	$(667,395)
Conversion of note payable to ordinary shares	--	--	923,080	923	671,255	--	672,178
Net loss	--	--	--	--	--	(27,313)	(27,313)
Balance as of December 31, 2010	--	$--	1,673,254	$1,673	$717,855	$(742,058)	$(22,530)

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative During Development Stage (March 10, 2006 to December 31, 2010)
Cash flows from operating activities
Net loss	$(27,313)	$(671,113)	$(742,058)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Non-cash charge relating to bad debt expense	--	627,137	627,137
Changes in operating assets and liabilities
Payable to affiliate	13,490	(13,296)	17,604
Accounts payable	(972)	4,613	4,926
Interest receivable	(27,123)	--	(27,123)
Interest payable	41,918	30,246	72,164
Net cash used in operating activities	--	(22,413)	(46,300)

Cash flows from investing activities
Investment in note receivable	(500,000)	(350,000)	(1,100,000)
Net cash provided by investing activities	(500,000)	(350,000)	(1,100,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	500,000	350,000	1,100,000
Net cash provided by financing activities	500,000	350,000	1,146,300

Net increase (decrease) in cash	--	(22,413)	--

Cash at beginning of the period	--	22,413	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosures of noncash investing and financing information:
Exchange of notes payable and interest payable for common stock	$672,178	$-	$672,178

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

At December 31, 2010, the Company had not yet commenced operations. Expenses incurred from inception through December 31, 2010 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as “a development stage company” as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

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

In April 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  In August 2010, the Company issued an additional $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note was also for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of December 31, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

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

At December 31, 2010 and 2009, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments

Our financial instruments consist of a note receivable, accounts payable, payables to an affiliate and a note payable to an affiliate. We believe the fair value of our assets and liabilities reflects their carrying amounts.

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 – quoted prices in active markets for identical assets and liabilities.
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 – unobservable inputs.

Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2010 and 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through December 31, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  The Company has notes payable of $500,000 due to its largest shareholder. We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

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

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $17,604 and $4,114 to a Founder of the Company as of December 31, 2010 and 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $4,926 and $5,898 as of December 31, 2010 and 2009, respectively.

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

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2010, there were no preferred shares issued or outstanding.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On January 28, 2009, the Company was converted to a Delaware Corporation.  All income or loss from operations is subject to US tax regulations beginning on January 28, 2009.  The Company has a net operating loss for financial accounting purposes of approximately $0.7 million at December 31, 2010.  The Company has a potential deferred tax asset of approximately $0.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.

NOTE 9 – Income Taxes (continued)

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

NOTE 11 – Subsequent Events

The Company considered all subsequent events through March 30, 2011, the date the financial statements were available to be issued.