Form 10-Q
period 2011-06-30
IPKV Holdings, Inc.
filed 2011-08-10
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52135

IPKV Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

800 Town & Country Blvd., Suite 420

Houston, Texas 77024

(Address of principal executive offices) (Zip Code)

(713) 600-8888

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).      Yes |X|      No |_ |

At August 10, 2011, there were 1,673,254 shares of Registrant’s ordinary shares outstanding.

.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$--	$--
Notes receivable (Note 4)	500,000	500,000
Interest receivable	51,918	27,123

Total current assets and total assets	$551,918	$527,123

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Payable to affiliate	$19,374	$17,604
Accounts payable	7,666	4,926
Notes payable – affiliate (Note 5)	500,000	500,000
Interest payable	51,918	27,123

Total current liabilities	578,958	549,653

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 1,673,254 as of June 30, 2011 and December 31, 2010	1,673	1,673
Additional paid in capital	717,855	717,855
Deficit accumulated during development stage	(746,568)	(742,058)
Total shareholders’ deficit	(27,040)	(22,530)
Total liabilities and shareholders’ deficit	$551,918	$527,123

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Cumulative During Development Stage (March 10, 2006 to June 30, 2011)

Revenues	$--	$--	$--	$--	$--

Expenses
Formation, general and administrative expenses	4,510	7,553	970	3,948	75,032
Total operating expenses	4,510	7,553	970	3,948	75,032

Operating loss	(4,510)	(7,553)	(970)	(3,948)	(75,032)

Other income (expense), net
Bad debt expense	--	--	--	--	(627,137)
Interest income, net of interest expense	--	(14,795)	--	--	(44,399)
Total other income (expense)	--	(14,795)	--	--	(671,536)

Net loss	$(4,510)	$(22,348)	$(970)	$(3,948)	$(746,568)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	1,673,254	1,183,665	1,673,254	1,612,392

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative During Development Stage (March 10, 2006 to June 30, 2011)
Cash flows from operating activities
Net loss	$(4,510)	$(22,348)	$(746,568)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Bad debt expense	--	--	627,137
Changes in operating assets and liabilities
Payable to affiliate	1,770	2,898	19,374
Interest receivable	(24,795)	(5,822)	(51,918)
Interest payable	24,795	20,617	96,959
Accounts payable	2,740	4,655	7,666
Net cash used in operating activities	--	--	(46,300)

Cash flows from investing activities
Investment in note receivable	--	(250,000)	(1,100,000)
Net cash used in investing activities	--	(250,000)	(1,100,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	--	250,000	1,100,000
Net cash provided by financing activities	--	250,000	1,146,300

Net increase (decrease) in cash	--	--	--

Cash at beginning of the period	--	--	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of investing and financing information:
Exchange of notes payable and interest payable for common stock	$--	$672,178	$672,178

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At June 30, 2011, the Company had not yet commenced operations. Expenses incurred from inception through June 30, 2011 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

In April 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%. In May 2011, the maturity date of the note was extended to April 2012. In August 2010, the Company issued an additional $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note was also for $250,000, and pays interest at 10%. In May 2011, the maturity date of the note was extended to August 2012.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of June 30, 2011, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

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

At June 30, 2011 and December 31, 2010, there were no potentially dilutive ordinary shares outstanding.

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

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 - unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2011 and December 31, 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through June 30, 2011, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  The Company has notes payable of $500,000 due to its largest shareholder. We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

NOTE 4 – Notes Receivable

In April 2010, the Company received a note for $250,000 from a potential acquisition candidate.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of control of the acquisition candidate.  In August 2010, the Company received an additional note for $250,000 from the same acquisition candidate with identical terms. In May 2010, the note was amended and the note is now payable at the earlier of the two year anniversary from the date of issuance or a change of control.

NOTE 5 – Notes Payable - Affiliate

In April 2010, the Company issued a note for $250,000 to one of its largest shareholders.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control for the Company.  In August 2010, the Company issued an additional note for $250,000 to the same shareholder with identical terms. In May 2010, the note was amended and the note is now payable at the earlier of the two year anniversary from the date of issuance or a change of control.

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $19,374 and $17,604 to a Founder of the Company as of June 30, 2011 and December 31, 2010, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $7,666 and $4,926 as of June 30, 2011 and December 31, 2010, respectively.

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

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2011, there were no preferred shares issued or outstanding.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

On January 28, 2009, the Company was converted to a Delaware Corporation.  All income or loss from operations is subject to US tax regulations beginning on January 28, 2009.  The Company has a net operating loss for financial accounting purposes of approximately $0.7 million at June 30, 2011.  The Company has a potential deferred tax asset of approximately $0.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.

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

NOTE 11 - Subsequent Events

The Company considered all subsequent events through August 10, 2011, the date the financial statements were issued.

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

Plan of Operation

As of June 30, 2011 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

In April 2010, the Company issued a $250,000 note payable to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and pays interest at 10%.  This note matures 2-years from the date of issuance.  In August 2010, the Company issued an additional $250,000 note payable to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note receivable was also for $250,000, and pays interest at 10%.  This note matures 2-years from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of June 30, 2011, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

Comparison of the six months ending June 30, 2011 and 2010

Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2011 and 2010. Total operating expenses for the six months ended June 30, 2011 were $4,510, compared with $7,553 for the six months ended June 30, 2010.  The difference relates primarily to decreased audit and filing fees

Comparison of the three months ending June 30, 2011 and 2010

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2011 and 2010. Total operating expenses for the three months ended June 30, 2011 were $970, compared with $3,948 for the three months ended June 30, 2010.  The difference relates primarily to decreased audit and filing fees

Liquidity and Capital Resources

As of June 30, 2011, we do not maintain a cash balance and must rely on an affiliate to fund business operations.  The Company believes that our affiliate will continue to fund operating expense for the next twelve months.  The Company has a note payable of $500,000 plus accrued interest due to its largest shareholder.

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

August 10, 2011