Form 10-K
period 2011-12-31
IPKV Holdings, Inc.
filed 2012-04-13
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52342

IPKV Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Nautilus Global Partners

800 Town & Country Boulevard, Suite 420, Houston, TX 77024

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

YES [X]  NO [  ]

At April 12, 2012 there were 1,673,254 shares of Registrant’s ordinary shares outstanding.

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

Plan of Operation

We have not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.  We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.  The Company has a note payable of $500,000 due to its largest shareholder, who has pledged to defer demanding payment through 2013 or convert the note into equity per the note agreement.

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

During 2008 and 2009, the Company made a series of bridge loans for a total of $600,000 to a potential portfolio company in anticipation of acquiring that target in the future.  The Company decided to no longer move forward with this transaction, and has subsequently written the loan off as uncollectible.  In 2010, the Company issued another series of convertible bridge notes receivable for a total of $500,000 to a potential portfolio company in anticipation of acquiring that target or another transaction in the future.  The potential target company is located in the United States of America.  The first $250,000 note receivable is due in April 2012, and has not been renegotiated as of the date of this report.  While this note receivable is in default, the Company has not marked down the face value of the note as it hopes to come to a resolution and assesses the value of the collateral as sufficient to cover the face value of the note receivable.  As of April 12, 2012, the Company has not entered into a merger agreement with a potential target business.

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

(b)

Holders

As of December 31, 2011 there were approximately 460 record holders of 1,673,254 Ordinary Shares.

(c)

Dividends

We did not pay dividends in the twelve months ended December 31, 2011.

(d)

Securities authorized for issuance under equity compensation plans

As of December 31, 2011, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Revenues	$-	$-
Operating Expenses	8,368	12,518
Net Loss	(8,368)	(27,313)
Basic and diluted loss per share	$(0.01)	$(0.02)

Total Assets	$577,124	$527,123

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

Plan of Operation

As of December 31, 2011 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

In April 2010, the Company issued a $250,000 note payable to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and pays interest at 10%.  This note matured on April 4, 2012, but no payment has been made and is in default.  In August 2010, the Company issued an additional $250,000 note payable to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note receivable was also for $250,000, and pays interest at 10%.  This note matures 2-years from the date of issuance.  The Company believes that the note receivable in default still has value equal to or in excess of its face through the security interest held by the Company even in the case of default.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of December 31, 2011, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through December 31, 2011. Total expenses for the year ended December 31, 2011 decreased to 8,368 from $12,518 for the year ended December 31, 2010.  This decrease was caused primarily from decreased government and audit expenses in fiscal year 2011.

Liquidity and Capital Resources

As of December 31, 2011, we do not maintain a cash balance and must rely on an affiliate to fund business operations.  The Company believes that our affiliate will continue to fund operating expense for the next twelve months.  The Company has a note payable of $500,000 plus accrued interest due to its largest shareholder.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

As of December 31, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	54	Director

Joseph Rozelle	38	President, Chief Financial Officer, Director

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

•

Tsingda EEDU Corporation (formerly Compass Acquisition Corporation)

•

ORB Automotive (formerly Action Acquisition Corporation)

•

Lunar Growth Corporation

•

TODA International Holdings, Inc. (formerly Summit Growth Corporation)

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of April 12, 2012.

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

As of April 12, 2012, 1,673,254 shares of our common stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC.  The address of each stockholder is listed in the table and anticipated share and warrant cancellation information that will occur upon the closing of the Merger is contained in the footnotes to the table.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010, and fees billed for other services rendered by PMB.

	2011	2010
Audit Fee (1)	$7,845	$11,448
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Financial Statements

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

Date: April 12, 2012	IPKV HOLDINGS, INC.

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 12, 2012	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 12, 2012	By: /s/ David Richardson
Name: David Richardson
Title: Director

IPKV Holdings, Inc.

(A Development Stage Company)

Index to Financial Statements

PAGE

Report of independent registered public accounting firm	F-2

Balance sheets as of December 31, 2011 and 2010	F-3

Statements of operations for the years ended December 31, 2011 and 2010 and the cumulative period from inception through December 31, 2011	F-4

Statements of shareholders’ equity (deficit) for the years ended December 31, 2011 and 2010 and the cumulative period from inception through December 31, 2011	F-5

Statements of cash flows for the years ended December 31, 2011 and 2010 and the cumulative period from inception through December 31, 2011	F-6

Notes to financial statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

IPKV Holdings, Inc.:

We have audited the accompanying balance sheets of IPKV Holdings, Inc. (the Company) (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and the cumulative period from inception (March 10, 2006) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPKV Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and the cumulative period from inception (March 10, 2006) through December 31, 2011, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December 31, 2011 is $750,426.

PMB Helin Donovan, LLP

___________________

Houston, TX

April 12, 2012

IPKV Holdings, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$--	$--
Note receivable (Note 4)	500,000	500,000
Interest receivable	77,124	27,123

Total current assets and total assets	$577,124	$527,123

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Payable to affiliate	$25,579	$17,604
Accounts payable	5,319	4,926
Note payable – affiliate (Note 5)	500,000	500,000
Interest payable to affiliate	77,124	27,123

Total current liabilities	608,022	549,653

Commitments and Contingencies (Note 10)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 1,673,254 issued and outstanding as of December 31, 2011 and 2010.	1,673	1,673
Additional paid in capital	717,855	717,855
Deficit accumulated during development stage	(750,426)	(742,058)
Total shareholders’ equity (deficit)	(30,898)	(22,530)
Total liabilities and shareholders’ equity (deficit)	$577,124	$527,123

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative During Development Stage (March 10, 2006 to December 31, 2011)
Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	8,368	12,518	78,890
Total operating expenses	8,368	12,518	78,890

Operating loss	(8,368)	(12,518)	(78,890)

Other income (expense)
Bad debt expense (Note 4)	--	--	(627,137)
Interest income	50,000	27,122	104,903
Interest expense	(50,000)	41,917	(149,302)
Total other expense, net	--	(14,795)	(671,536)

Net loss	$(8,368)	$(27,313)	$(750,426)

Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding – basic and diluted	1,673,254	1,430,471

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the period from March 10, 2006 (Date of Inception) to December 31, 2011

	Preference Shares		Ordinary Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Founder shares issued at inception at March 10, 2006	--	$--	614,515	$614	$436	$--	$1,050
Shares issued during 2006	--	--	135,659	136	46,164	--	46,300
Net loss	--	--	--	--	--	(25,862)	(25,862)

Balance as of December 31, 2006	--	--	750,174	750	46,600	(25,862)	21,488

Net loss	--	--	--	--	--	(8,983)	(8,983)

Balance as of December 31, 2007	--	--	750,174	750	46,600	(34,845)	12,505

Net loss	--	--	--	--	--	(8,787)	(8,787)
Balance as of December 31, 2008	--	--	750,174	750	46,600	(43,632)	3,718

Net loss	--	--	--	--	--	(671,113)	(671,113)
Balance as of December 31, 2009	--	--	750,174	750	46,600	(714,745)	(667,395)
Conversion of note payable to ordinary shares	--	--	923,080	923	671,255	--	672,178
Net loss	--	--	--	--	--	(27,313)	(27,313)
Balance as of December 31, 2010	--	--	1,673,254	1,673	717,855	(742,058)	(22,530)

Net loss	--	--	--	--	--	(8,368)	(8,368)
Balance as of December 31, 2011	--	$--	1,673,254	$1,673	$717,855	$(750,426)	$(30,898)

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative During Development Stage (March 10, 2006 to December 31, 2011)
Cash flows from operating activities
Net loss	$(8,368)	$(27,313)	$(750,426)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Non-cash charge relating to bad debt expense	--	--	627,137
Changes in operating assets and liabilities
Payable to affiliate	7,975	13,490	25,579
Accounts payable	393	(972)	5,319
Interest receivable	(50,001)	(27,123)	(77,124)
Interest payable	50,001	41,918	122,165
Net cash used in operating activities	--	--	(46,300)

Cash flows from investing activities
Investment in note receivable	--	(500,000)	(1,100,000)
Net cash provided by investing activities	--	(500,000)	(1,100,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	--	500,000	1,100,000
Net cash provided by financing activities	--	500,000	1,146,300

Net increase (decrease) in cash	--	--	--

Cash at beginning of the period	--	--	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--
Supplemental disclosures of noncash investing and financing information:
Exchange of notes payable and interest payable for common stock	$--	672,178	672,178

The accompanying notes are an integral part of these financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 - Organization, Business and Operations

On March 10, 2006, IPKV Holdings, Inc. (the "Company"), formerly known as Ruby Growth Corporation, was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.   On January 28, 2009, the Company was converted to a Delaware Corporation.

At December 31, 2011, the Company had not yet commenced operations. Expenses incurred from inception through December 31, 2011 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

In April 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matured on April 4, 2012 and is in default.  In August 2010, the Company issued an additional $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note was also for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  Despite the default in the note due to maturity, the Company believes that the value of the notes receivable will be realized in full, either through a cure of the default or through the security interest the Company has with the borrower.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of December 31, 2011, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

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

At December 31, 2011 and 2010, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 – unobservable inputs.

Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2011 and 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through December 31, 2011, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  The Company has notes payable of $500,000 due to its largest shareholder. The Company’s largest shareholder has committed to paying the selling expenses for the next twelve months.

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

In April 2010, the Company received a note for $250,000 from a potential acquisition candidate.  This note pays interest at 10% and became due in full on April 4, 2012, but has not yet been paid.    Despite the default in the note due to maturity, the Company believes that the value of the notes receivable will be realized in full, either through a cure of the default or through the security interest the Company has with the borrower.  In August 2010, the Company received an additional note for $250,000 from the same acquisition candidate with identical terms.  This note is due in August, 2012.

NOTE 5 – Notes Payable - Affiliate

In December 2008 through March 2009, the Company issued a series of notes totaling $600,000 to one of the In December 2008 through March 2009, the Company issued a series of notes totaling $600,000 to one of the Company’s largest shareholders.  In June 2009, the Company wrote off a note receivable stemming from a potential future acquisition.  Due to this write-off, during the quarter ending June 30, 2010, the noteholder converted its note and the accrued interest to 923,080 shares of the Company’s common stock.

In April 2010, the Company issued a note for $250,000 to one of its largest shareholders.  This note pays interest at 10% and became due on April 4, 2012.  The Company has an agreement with the lender to extend the note for an additional 180 days with no penalty. In August 2010, the Company issued an additional note for $250,000 to the same shareholder with identical terms.  This note is due in August 2012.

NOTE 6 – Related Party Transactions

The Company has a payable to affiliate of $25,579and $17,604 to a Founder of the Company as of December 31, 2011 and 2010, respectively.  The payable is non-interest bearing and payable on demand.  The Company also utilizes office space of one of its shareholders at no charge.

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

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2011, there were no preferred shares issued or outstanding.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On January 28, 2009, the Company was converted to a Delaware Corporation.  All income or loss from operations is subject to US tax regulations beginning on January 28, 2009.  The Company has a net operating loss for financial accounting purposes of approximately $0.8 million at December 31, 2011.  The Company has a potential deferred tax asset of approximately $0.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.

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

NOTE 10 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 11 – Subsequent Events

The Company considered all subsequent events through April 12, 2012, the date the financial statements were available to be issued.