Form 10-Q
period 2012-06-30
IPKV Holdings, Inc.
filed 2012-08-17
CIK 1368194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2012

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

At August 17, 2012 there were 1,673,254 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$--	$--
Notes receivable (Note 4)	500,000	500,000
Interest receivable	101,919	77,124

Total current assets and total assets	$601,919	$577,124

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Payable to affiliate	$27,469	$25,579
Accounts payable	9,486	5,319
Notes payable – affiliate (Note 5)	500,000	500,000
Interest payable	101,919	77,124

Total current liabilities	638,874	608,022

Commitments and contingencies (Note 10)	--	--

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $0.001 par value; 100,000,000 shares authorized; 1,673,254 as of June 30, 2012 and December 31, 2011	1,673	1,673
Additional paid in capital	717,855	717,855
Deficit accumulated during development stage	(756,483)	(750,426)
Total shareholders’ deficit	(36,955)	(30,898)
Total liabilities and shareholders’ deficit	$601,919	$577,124

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Cumulative During Development Stage (March 10, 2006 to June 30, 2012)

Revenues	$--	$--	$--	$--	$--

Expenses
Formation, general and administrative expenses	6,057	4,510	6,057	970	84,947
Total operating expenses	6,057	4,510	6,057	970	84,947

Operating loss	(6,057)	(4,510)	(6,057)	(970)	(84,947)

Other income (expense), net
Bad debt expense	--	--	--	--	(627,137)
Interest income	24,795	24,795	12,466	12,466	129,698
Interest expense	(24,795)	(24,795)	(12,466)	(12,466)	(174,097)
Total other income (expense)	--	--	--	--	(671,536)

Net loss	$(6,057)	$(4,510)	$(6,057)	$(970)	$(756,483)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,673,254	1,673,254	1,673,254	1,673,254

See accompanying notes to condensed financial statements.

IPKV Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Cumulative During Development Stage (March 10, 2006 to June 30, 2012)
Cash flows from operating activities
Net loss	$(6,057)	$(4,510)	$(756,483)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Bad debt expense	--	--	627,137
Changes in operating assets and liabilities
Payable to affiliate	1,890	1,770	27,469
Interest receivable	(24,795)	(24,795)	(101,919)
Interest payable	24,795	24,795	146,960
Accounts payable	4,167	2,740	9,486
Net cash used in operating activities	--	--	(46,300)

Cash flows from investing activities
Investment in note receivable	--	--	(1,100,000)
Net cash used in investing activities	--	--	(1,100,000)

Cash flows from financing activities
Proceeds from issuance of common shares	--	--	46,300
Proceeds from issuance of note payable to affiliate	--	--	1,100,000
Net cash provided by financing activities	--	--	1,146,300

Net increase (decrease) in cash	--	--	--

Cash at beginning of the period	--	--	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental disclosure of investing and financing information:
Exchange of notes payable and interest payable for common stock	$--	$--	$672,178

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

At June 30, 2012, the Company had not yet commenced operations. Expenses incurred from inception through June 30, 2012 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

In April 2010, the Company issued a $250,000 note payable to one of the Company’s largest shareholders.  This note paid interest at 10% and was payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and paid interest at 10%.  This note matured on April 4, 2012 and was in default.  In August 2010, the Company issued an additional $250,000 note receivable to one of the Company’s largest shareholders.  This note paid interest at 10% and was payable on demand.  The Company subsequently received an additional note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note receivable was also for $250,000, and paid interest at 10%.  This note matured in August 2012 and was in default.  On August 9, 2012, the Company sold the notes receivable, along with the interest receivable, to the holder of the notes payable in exchange for forgiveness of the note payable and related interest payable.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of June 30, 2012, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

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

At June 30, 2012 and December 31, 2011, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 - unobservable inputs.

As of June 30, 2012 and December 31, 2011, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through June 30, 2012, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  The Company has notes payable of $500,000 due to its largest shareholder. We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

NOTE 4 – Notes Receivable

In April 2010, the Company received a note for $250,000 from a potential acquisition candidate. This note earned interest at 10% and became due in full on April 4, 2012.In August 2010, the Company received an additional note for $250,000 from the same acquisition candidate with identical terms. On August 9, 2012, the Company sold the notes receivable, along with the interest receivable, to the holder of the notes payable in exchange for forgiveness of the note payable and related interest payable.

NOTE 5 – Notes Payable - Affiliate

In April 2010, the Company issued a note for $250,000 to one of its largest shareholders.  This note incurred interest at 10% and became due on April 4, 2012. In August 2010, the Company issued an additional note for $250,000 to the same shareholder with identical terms. On August 9, 2012, the Company sold the notes receivable, along with the interest receivable, to the holder of the notes payable in exchange for forgiveness of the note payable and related interest payable.

NOTE 6 – Related Party Transactions

The Company has a payable to affiliate of $27,469 and $25,579 to a Founder of the Company as of June 30, 2012 and December 31, 2011, respectively.  The payable is non-interest bearing and payable on demand.  The Company also utilizes office space of one of its shareholders at no charge.

NOTE 7 - Common Shares

The following table illustrates the shares issued by the Company since its formation.

Date	Number of Shares	Number of purchasers	Proceeds

April 10, 2006	614,515	2	$1,050
May 31, 2006	104,015	355	$35,500
July 18, 2006	31,644	108	$10,800
April 12, 2010	923,080	1	Conversion of $600,000 note and accrued interest

No underwriting discounts or commissions were paid with respect to such sales.

NOTE 8 - Preferred Shares

The Company is authorized to issue 25,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2012 and December 31, 2011, there were no preferred shares issued or outstanding.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On January 28, 2009, the Company was converted to a Delaware Corporation.  All income or loss from operations is subject to US tax regulations beginning on January 28, 2009.  The Company has a net operating loss carryforward for financial accounting purposes of approximately $0.7 million at June 30, 2012.  The Company has a potential deferred tax asset of approximately $0.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.

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

NOTE 11 - Subsequent Events

On August 9, 2012, the Company sold $500,000 face value in notes receivable, along with the interest receivable, to the holder of the $500,000 face value in notes payable in exchange for forgiveness of the notes payable and related interest payable.  The Company considered all subsequent events through August 17, 2012, the date the financial statements were issued.

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

Plan of Operation

As of June 30, 2012 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our common shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

In April 2010, the Company issued a $250,000 note payable to one of the Company’s largest shareholders.  This note paid interest at 10% and was payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and paid interest at 10%.  This note matured on April 4, 2012 and was in default.  In August 2010, the Company issued an additional $250,000 note receivable to one of the Company’s largest shareholders.  This note paid interest at 10% and was payable on demand.  The Company subsequently received an additional note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This additional note receivable was also for $250,000, and paid interest at 10%.  This note matured in August 2012 and was in default.  On August 9, 2012, the Company sold the notes receivable, along with the interest receivable, to the holder of the notes payable in exchange for forgiveness of the notes payable and related interest payable.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of June 30, 2012, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

Comparison of the six months ending June 30, 2012 and 2011

Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2012 and 2011. Total operating expenses for the six months ended June 30, 2012 were $6,057, compared with $4,510 for the six months ended June 30, 2011.  The difference relates primarily to increased audit expenses and expenses related to XBLR reporting.

Comparison of the three months ending June 30, 2012 and 2011

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2012 and 2011. Total operating expenses for the three months ended June 30, 2012 were $6,057, compared with $970 for the three months ended March 31, 2011.  The difference relates primarily to timing of certain expenses, and increases in audit expenses and XBRL reporting.

Liquidity and Capital Resources

As of June 30, 2012, we do not maintain a cash balance and must rely on an affiliate to fund business operations.  The Company believes that its affiliate will continue to fund operating expense for the next twelve months.  The Company has a note payable of $500,000 plus accrued interest due to its largest shareholder.

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

August 17, 2012